Form 10-Q
period 2020-06-30
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD
filed 2020-07-21
CIK 925645

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Index

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 17, 2020
Class A Common Stock, par value $0.08	254,598,523

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
FORM 10-Q
For the Quarterly Period Ended June 30, 2020

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(US$ 000’s, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$176,094	$36,621
Accounts receivable, net of allowances for credit losses of $8,803 and $8,548	131,918	188,618
Program rights, net (Note 5)	—	75,909
Other current assets (Note 6)	32,883	48,832
Total current assets	340,895	349,980
Non-current assets
Property, plant and equipment, net (Note 7)	102,378	113,901
Program rights, net (Note 5)	238,096	166,237
Goodwill (Note 3)	639,414	667,988
Other intangible assets, net (Note 3)	120,838	127,589
Other non-current assets (Note 6)	20,921	22,167
Total non-current assets	1,121,647	1,097,882
Total assets	$1,462,542	$1,447,862

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued liabilities (Note 8)	$130,913	$135,650
Current portion of long-term debt and other financing arrangements (Note 4)	6,952	6,836
Other current liabilities (Note 9)	29,280	13,515
Total current liabilities	167,145	156,001
Non-current liabilities
Long-term debt and other financing arrangements (Note 4)	597,124	600,273
Other non-current liabilities (Note 9)	80,076	80,000
Total non-current liabilities	677,200	680,273
Commitments and contingencies (Note 19)
TEMPORARY EQUITY
200,000 shares of Series B Convertible Redeemable Preferred Stock of $0.08 each (December 31, 2019 - 200,000) (Note 12)	269,370	269,370
EQUITY
CME Ltd. shareholders’ equity (Note 13):
One share of Series A Convertible Preferred Stock of $0.08 each (December 31, 2019 – one)	—	—
254,548,180 shares of Class A Common Stock of $0.08 each (December 31, 2019 – 253,607,026)	20,364	20,288
Nil shares of Class B Common Stock of $0.08 each (December 31, 2019 – nil)	—	—
Additional paid-in capital	2,008,860	2,007,275
Accumulated deficit	(1,418,722)	(1,458,942)
Accumulated other comprehensive loss	(262,061)	(226,916)
Total CME Ltd. shareholders’ equity	348,441	341,705
Noncontrolling interests	386	513
Total equity	348,827	342,218
Total liabilities and equity	$1,462,542	$1,447,862
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / LOSS
(US$ 000’s, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$135,545	$183,599	$279,361	$330,158
Operating expenses:
Content costs	43,693	70,356	108,725	140,716
Other operating costs	12,549	13,806	26,196	27,054
Depreciation of property, plant and equipment	7,972	8,154	15,899	16,380
Amortization of broadcast licenses and other intangibles	2,110	2,113	4,277	4,307
Cost of revenues	66,324	94,429	155,097	188,457
Selling, general and administrative expenses	25,047	28,708	53,893	53,602
Operating income	44,174	60,462	70,371	88,099
Interest expense (Note 14)	(5,754)	(7,735)	(12,349)	(15,977)
Other non-operating income / (expense), net (Note 15)	328	2,237	(5,808)	(860)
Income before tax	38,748	54,964	52,214	71,262
Provision for income taxes	(7,646)	(10,886)	(12,142)	(15,433)
Net income	31,102	44,078	40,072	55,829
Net loss / (income) attributable to noncontrolling interests	77	(119)	148	(112)
Net income attributable to CME Ltd.	$31,179	$43,959	$40,220	$55,717

Net income	$31,102	$44,078	$40,072	$55,829
Other comprehensive income / (loss):
Currency translation adjustment	25,583	17,002	(35,466)	1,159
Unrealized gain / (loss) on derivative instruments (Note 13)	122	(1,220)	342	(4,551)
Total other comprehensive income / (loss)	25,705	15,782	(35,124)	(3,392)
Comprehensive income	56,807	59,860	4,948	52,437
Comprehensive loss / (income) attributable to noncontrolling interests	230	(28)	127	(158)
Comprehensive income attributable to CME Ltd.	$57,037	$59,832	$5,075	$52,279

PER SHARE DATA (Note 17):
Net income per share:
Attributable to CME Ltd. — basic	$0.08	$0.12	$0.11	$0.15
Attributable to CME Ltd. — diluted	0.08	0.12	0.11	0.15

Weighted average common shares used in computing per share amounts (000’s):
Basic	265,649	264,570	265,342	264,385
Diluted	266,776	265,932	266,790	265,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE March 31, 2020	1	$—	254,298,255	$20,343	—	$—	$2,008,151	$(1,449,901)	$(287,919)	$616	$291,290
Stock-based compensation	—	—	—	—	—	—	733	—	—	—	733
Share issuance, stock-based compensation	—	—	249,925	21	—	—	(21)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(3)	—	—	—	(3)
Net income / (loss)	—	—	—	—	—	—	—	31,179	—	(77)	31,102
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	122	—	122
Currency translation adjustment	—	—	—	—	—	—	—	—	25,736	(153)	25,583
BALANCE June 30, 2020	1	$—	254,548,180	$20,364	—	$—	$2,008,860	$(1,418,722)	$(262,061)	$386	$348,827

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE March 31, 2019	1	$—	253,279,975	$20,262	—	$—	$2,004,188	$(1,566,318)	$(235,961)	$431	$222,602
Stock-based compensation	—	—	—	—	—	—	1,124	—	—	—	1,124
Share issuance, stock-based compensation	—	—	279,323	23	—	—	(23)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(74)	—	—	—	(74)
Net income	—	—	—	—	—	—	—	43,959	—	119	44,078
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(1,220)	—	(1,220)
Currency translation adjustment	—	—	—	—	—	—	—	—	17,093	(91)	17,002
BALANCE June 30, 2019	1	$—	253,559,298	$20,285	—	$—	$2,005,215	$(1,522,359)	$(220,088)	$459	$283,512

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(US$ 000’s, except share data)
(Unaudited)

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2019	1	$—	253,607,026	$20,288	—	$—	$2,007,275	$(1,458,942)	$(226,916)	$513	$342,218
Stock-based compensation	—	—	—	—	—	—	1,672	—	—	—	1,672
Share issuance, stock-based compensation	—	—	941,154	76	—	—	(76)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(11)	—	—	—	(11)
Net income / (loss)	—	—	—	—	—	—	—	40,220	—	(148)	40,072
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	—	342	—	342
Currency translation adjustment	—	—	—	—	—	—	—	—	(35,487)	21	(35,466)
BALANCE June 30, 2020	1	$—	254,548,180	$20,364	—	$—	$2,008,860	$(1,418,722)	$(262,061)	$386	$348,827

	CME Ltd.
	Series A Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
BALANCE December 31, 2018	1	$—	252,853,554	$20,228	—	$—	$2,003,518	$(1,578,076)	$(216,650)	$301	$229,321
Stock-based compensation	—	—	—	—	—	—	2,127	—	—	—	2,127
Share issuance, stock-based compensation	—	—	705,744	57	—	—	(57)	—	—	—	—
Withholding tax on net share settlement of stock-based compensation	—	—	—	—	—	—	(373)	—	—	—	(373)
Net income	—	—	—	—	—	—	—	55,717	—	112	55,829
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	—	(4,551)	—	(4,551)
Currency translation adjustment	—	—	—	—	—	—	—	—	1,113	46	1,159
BALANCE June 30, 2019	1	$—	253,559,298	$20,285	—	$—	$2,005,215	$(1,522,359)	$(220,088)	$459	$283,512
The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(US$ 000’s)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,072	$55,829
Adjustments to reconcile net income to net cash generated from operating activities:
Amortization of program rights and other content costs	108,725	140,716
Depreciation and other amortization	21,817	22,414
Loss on extinguishment of debt	—	235
Gain on disposal of fixed assets	(100)	(11)
Deferred income taxes	2,847	(46)
Stock-based compensation (Note 16)	1,672	2,127
Change in fair value of derivatives	—	36
Foreign currency exchange loss, net	5,218	(198)
Changes in assets and liabilities:
Accounts receivable, net	53,463	16,551
Accounts payable and accrued liabilities	(1,693)	1,349
Program rights	(103,588)	(120,040)
Other assets and liabilities	1,070	(918)
Accrued interest	(76)	(229)
Income taxes payable	839	4,153
Deferred revenue	16,017	18,508
VAT and other taxes payable	8,712	(196)
Net cash generated from operating activities	$154,995	$140,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	$(8,759)	$(8,272)
Disposal of property, plant and equipment	101	6
Net cash used in investing activities	$(8,658)	$(8,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$—	$(113,988)
Settlement of derivative instruments	—	(1,173)
Payment of credit facilities and finance leases	(3,918)	(3,395)
Payments of withholding tax on net share settlement of share-based compensation	(11)	(373)
Net cash used in financing activities	$(3,929)	$(118,929)

Impact of exchange rate fluctuations on cash and cash equivalents	(2,935)	(477)
Net increase in cash and cash equivalents	$139,473	$12,608
CASH AND CASH EQUIVALENTS, beginning of period	36,621	62,031
CASH AND CASH EQUIVALENTS, end of period	$176,094	$74,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest (including Guarantee Fees)	$10,507	$14,017
Cash paid for income taxes, net of refunds	8,427	11,348
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
We are market-leading broadcasters in each of our five operating countries with a combined portfolio of 30 television channels. Each country develops and produces content for their television channels. We generate advertising revenues primarily through entering into agreements with advertisers, advertising agencies and sponsors to place advertising on the television channels that we operate. We generate additional revenues by collecting fees from cable, and direct-to-home and internet protocol television ("IPTV") operators for carriage of our channels as well as from advertising related to our digital initiatives. Unless otherwise indicated, we own 100% of our broadcast operating and license companies in each country.
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
The closing of the proposed Merger is subject to several conditions, including, but not limited to, the requisite vote of the Company’s shareholders in favor of the Merger Agreement and the proposed Merger, the receipt of certain competition and other regulatory approvals, compliance with covenants and agreements in the Merger Agreement (subject to certain materiality qualifications), and the absence of any governmental order prohibiting completion of the proposed Merger.. A special general meeting of shareholders of the Company was held on February 27, 2020, where more than 99% of the votes cast by shareholders were in favor of approving the Merger Agreement, the related statutory merger agreement and the Merger. In addition, regulatory approvals required under the Merger Agreement in Romania and Slovenia have been obtained. For additional information on the Merger, please see the proxy statement of the Company related to the special general meeting of shareholders, filed with the SEC on January 10, 2020. Parent is currently expecting to file the required notification with the European Commission in the third quarter, and based on our anticipated timing of that, we expect the proposed Merger to be completed prior to October 27, 2020. If the receipt of certain competition and other regulatory approvals, including the approval of the European Commission, is not satisfied by October 27, 2020 but all other conditions to closing of the proposed Merger have been satisfied or waived by such date (other than those conditions that by their nature are to be satisfied at the closing of the Merger), either CME or Parent can elect to extend the closing date of the proposed Merger to January 27, 2021.
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
Under the Merger Agreement, at the Effective Time, without any action required by the Company, Parent, Merger Sub or any shareholder of the Company or any other person, the Series A Preferred Share issued and outstanding immediately prior to the Effective Time will be canceled and cease to exist automatically and will be converted into the right to receive US$ 32,900,000 in cash, without interest, and each Series B Preferred Share issued and outstanding immediately prior to the Effective Time will be canceled and cease to exist automatically and will be converted into the right to receive US$ 1,630.875 in cash, without interest; provided that, among other things, any conversion of the Series A Preferred Share or any Series B Preferred Shares into Class A Shares on or after October 27, 2019 will be deemed to be null and void.

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
Allowance for Credit Losses
In each of our segments, we stratify our receivables by age within risk-based pools. We apply an allowance percentage to each aging bucket based on historical collection trends adjusted for anticipated changes in future collectibility, including the potential impact of the COVID-19 pandemic. Our risk pools are generally defined as TV Advertising, Carriage Fee and Subscription and Other, based on the revenue source of the related receivable.
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
We performed a qualitative assessment for all of our reporting units and indefinite-lived intangible assets as of June 30, 2020 to determine whether the impact of the COVID-19 pandemic indicates that it is more likely than not that the fair value of any reporting unit or indefinite-lived intangible asset is less than its carrying value. The results of these procedures indicated that none of our reporting units or indefinite-lived intangible assets were more likely than not impaired.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

We performed qualitative impairment assessments of the film groups in each segment as of June 30, 2020, to determine whether the impact of the COVID-19 pandemic or other changes in circumstances indicate that the fair value of the film groups may be less than its unamortized cost. The results of these qualitative assessments did not indicate that the fair value of any film group was less than its unamortized cost.
Income Taxes
We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period.  However, due to the uncertainty related to the impact of the COVID-19 pandemic on our operations, we have used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2020.
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
In March 2019, the FASB issued guidance that aligns the accounting for production costs of an episodic television series with the accounting for production costs of films. The guidance further requires that an entity test a film or license agreement for program material for impairment at a film group level and under a fair value model when the film or license agreement is predominantly monetized with other films and/or license agreements. Further, content acquired under a license agreement is not required to be separately presented on the balance sheet based on the estimated time of usage. The guidance was adopted prospectively on January 1, 2020, at which time we reclassified US$ 75.9 million of our current content assets to non-current on our condensed consolidated Balance Sheets. There was no cumulative effect adjustment or impairment identified upon adoption. The change to a fair value model and the use of film groups in the assessment of impairment of our content is a significant change to the previously prescribed approach; however, the results of these procedures are not substantially different than the results under the previous approach.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill:
Goodwill by reporting unit as at June 30, 2020 and December 31, 2019 was as follows:

	Bulgaria	Czech Republic	Romania	Slovak Republic	Slovenia	Total
Gross Balance, December 31, 2019	$173,146	$805,396	$83,521	$49,137	$19,400	$1,130,600
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Balance, December 31, 2019	28,507	517,851	72,493	49,137	—	667,988
Foreign currency	(91)	(27,283)	(1,035)	(165)	—	(28,574)
Balance, June 30, 2020	28,416	490,568	71,458	48,972	—	639,414
Accumulated impairment losses	(144,639)	(287,545)	(11,028)	—	(19,400)	(462,612)
Gross Balance, June 30, 2020	$173,055	$778,113	$82,486	$48,972	$19,400	$1,102,026
Other intangible assets:
The net book values of our other intangible assets as at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020			December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$84,036	$—	$84,036	$85,484	$—	$85,484
Amortized:
Broadcast licenses	199,035	(165,357)	33,678	208,669	(169,239)	39,430
Customer relationships	53,875	(53,400)	475	54,807	(54,288)	519
Other	5,678	(3,029)	2,649	4,642	(2,486)	2,156
Total	$342,624	$(221,786)	$120,838	$353,602	$(226,013)	$127,589
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
4.    LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
Summary

	June 30, 2020	December 31, 2019
Long-term debt	$589,453	$590,777
Other credit facilities and finance leases	14,623	16,332
Total long-term debt and other financing arrangements	604,076	607,109
Less: current maturities	(6,952)	(6,836)
Total non-current long-term debt and other financing arrangements	$597,124	$600,273

Overview
Total long-term debt and credit facilities comprised the following at June 30, 2020:

	Principal Amount of Liability Component	Debt Issuance Costs (1)	Net Carrying Amount
2021 Euro Loan	$67,564	$(71)	$67,493
2023 Euro Loan	524,962	(3,002)	521,960
2023 Revolving Credit Facility	—	—	—
Total long-term debt and credit facilities	$592,526	$(3,073)	$589,453

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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

At June 30, 2020, the maturity of our long-term debt and credit facilities was as follows:

2020	$—
2021	67,564
2022	—
2023	524,962
2024	—
2025 and thereafter	—
Total long-term debt and credit facilities	592,526
Debt issuance costs	(3,073)
Carrying amount of long-term debt and credit facilities	$589,453

Long-term Debt
Our long-term debt comprised the following at June 30, 2020 and December 31, 2019:

	Carrying Amount		Fair Value
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
2021 Euro Loan	$67,493	$67,683	$66,817	$68,120
2023 Euro Loan	521,960	523,094	508,936	529,303
	$589,453	$590,777	$575,753	$597,423

The estimated fair values of the Euro Loans (as defined below) as at June 30, 2020 and December 31, 2019 were determined using the average yield curve of comparable bonds with equivalent credit ratings which is a Level 2 input as described in Note 11, "Financial Instruments and Fair Value Measurements". Certain derivative instruments, including contingent event of default and change of control put options, have been identified as being embedded in each of the Euro Loans. The embedded derivatives are considered clearly and closely related to their respective Euro Loan, and as such are not required to be accounted for separately.
2021 Euro Loan
As at June 30, 2020, the principal amount of our floating rate senior unsecured term credit facility (the "2021 Euro Loan") outstanding was EUR 60.3 million (approximately US$ 67.6 million). The 2021 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at June 30, 2020, the all-in borrowing rate on amounts outstanding under the 2021 Euro Loan was 3.25%, the components of which are shown in the table below under the heading "Interest Rate Summary".
Interest on the 2021 Euro Loan is payable quarterly in arrears on each February 13, May 13, August 13 and November 13. The 2021 Euro Loan matures on November 1, 2021 and may be prepaid at our option, in whole or in part, without premium or penalty from cash generated from our operations. The 2021 Euro Loan may be refinanced at our option at any time. The 2021 Euro Loan is a senior unsecured obligation of CME Ltd. and is unconditionally guaranteed by CME Media Enterprises B.V. ("CME BV") and by Warner Media, LLC ("Warner Media") and certain of its subsidiaries.
2023 Euro Loan
As at June 30, 2020, the principal amount of our floating rate senior unsecured term credit facility (the "2023 Euro Loan") outstanding was EUR 468.8 million (approximately US$ 525.0 million). The 2023 Euro Loan bears interest at three-month EURIBOR (fixed pursuant to customary hedging arrangements (see Note 11, "Financial Instruments and Fair Value Measurements")) plus a margin of between 1.1% and 1.9% depending on the credit rating of Warner Media. As at June 30, 2020, the all-in borrowing rate on amounts outstanding under the 2023 Euro Loan was 3.50%, the components of which are shown in the table below under the heading "Interest Rate Summary".
Interest on the 2023 Euro Loan is payable quarterly in arrears on each January 7, April 7, July 7 and October 7. The 2023 Euro Loan matures on April 26, 2023 and may be prepaid at our option, in whole or in part, without premium or penalty from cash generated from our operations. The 2023 Euro Loan may be refinanced at our option at any time. The 2023 Euro Loan is a senior unsecured obligation of CME BV and is unconditionally guaranteed by CME Ltd. and by Warner Media and certain of its subsidiaries.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

We pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans calculated on a per annum basis based on our consolidated net leverage as defined in the Reimbursement Agreement, which among other adjustments, takes into consideration cash balances up to US$ 75.0 million for the purposes of the net leverage calculation. As at June 30, 2020, our available cash balance was US$ 176.1 million. The Guarantee Fee rates applicable to our Euro Loans are shown in the tables below:
All-in Rate

Consolidated Net Leverage				2021 Euro Loan	2023 Euro Loan
≥	7.0x			6.00%	6.50%
<	7.0x	-	6.0x	5.00%	5.50%
<	6.0x	-	5.0x	4.25%	4.75%
<	5.0x	-	4.0x	3.75%	4.25%
<	4.0x	-	3.0x	3.25%	3.75%
<	3.0x			3.25%	3.50%
Our consolidated net leverage as at June 30, 2020 and December 31, 2019 was 2.4x. For the three and six months ended June 30, 2020 and 2019, we recognized US$ 2.8 million and US$ 5.6 million; and US$ 3.6 million and US$ 7.3 million, respectively, of Guarantee Fees as interest expense in our condensed consolidated statements of operations and comprehensive income / loss.
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
Interest Rate Summary

	Base Rate	Rate Fixed Pursuant to Interest Rate Hedges		Guarantee Fee Rate	All-in Borrowing Rate
2021 Euro Loan	1.28%	0.47%		1.50%	3.25%
2023 Euro Loan	1.28%	0.28%	(1)	1.94%	3.50%
2023 Revolving Credit Facility (if drawn)	4.25%	—%		—%	4.25%

(1)
Effective until February 19, 2021. From February 19, 2021 through maturity on April 26, 2023, the rate fixed pursuant to interest rate hedges will increase to 0.97%, with a corresponding decrease in the Guarantee Fee rate, such that the all-in borrowing rate remains 3.50% if our net leverage ratio remains unchanged.

2023 Revolving Credit Facility
We had no balance outstanding under the US$ 75.0 million revolving credit facility (the "2023 Revolving Credit Facility") as at June 30, 2020.
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
As at June 30, 2020, the following spreads were applicable:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Other Credit Facilities and Finance Lease Obligations
Cash Pooling
We have a cash pooling arrangement with Bank Mendes Gans (“BMG”), a subsidiary of ING Bank N.V., which enables us to receive credit throughout the group in respect of cash balances which our subsidiaries deposit with BMG. Cash deposited by our subsidiaries with BMG is pledged as security against the drawings of other subsidiaries up to the amount deposited. As at June 30, 2020, we had deposits of US$ 80.1 million in and no drawings on the BMG cash pool. Interest is earned on deposits at the relevant money market rate. As at December 31, 2019, we had deposits of US$ 11.6 million in and no drawings on the BMG cash pool.
Factoring Arrangements
Under a factoring framework agreement with Factoring Česka spořitelna a.s., up to CZK 475.0 million (approximately US$ 19.9 million) of receivables from certain customers in the Czech Republic may be factored on a recourse or non-recourse basis. The facility has a factoring fee of 0.19% of any factored receivable and bears interest at one-month PRIBOR plus 0.95% per annum for the period that receivables are factored and outstanding.
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
As at June 30, 2020 and December 31, 2019, we had no outstanding liability balances on any of our factoring arrangements.
Finance Leases
For additional information on finance leases, see Note 10, "Leases".
5.    PROGRAM RIGHTS
Program rights comprised the following at June 30, 2020 and December 31, 2019:

		December 31, 2019
	June 30, 2020	(As Adjusted)
Program rights:
Acquired program rights, net of amortization	$127,025	$135,352
Less: current portion of acquired program rights	—	(75,909)
Total non-current acquired program rights	127,025	59,443
Produced program rights – Feature Films:
Released, net of amortization	417	504
Produced program rights – Television Programs:
Released, net of amortization	71,878	69,707
Completed and not released	13,389	4,061
In production	24,980	32,248
Development and pre-production	407	274
Total produced program rights	111,071	106,794
Total non-current acquired program rights and produced program rights	$238,096	$166,237

The Company identified and corrected an error in the above disclosure as at December 31, 2019 relating to the misclassification of certain completed and released content that had been disclosed as completed and not released (see Note 2, "Basis of Presentation").
As of June 30, 2020, expected amortization of our program rights is as follows:

	June 30, 2020
	First year	Second year	Third year	Thereafter
Acquired program rights	$64,901	$43,679	$16,836	$1,609
Produced and released program rights	13,899	11,281	9,044	38,071
As of June 30, 2020, approximately US$ 8.6 million of the US$ 13.4 million of our completed and unreleased produced content is expected to be amortized in the next twelve months.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Content costs for the three and six months ended June 30, 2020 and 2019 is comprised of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Purchased program rights amortization	$19,013	$21,472	$43,765	$47,984
Produced program rights amortization	23,844	47,279	62,918	89,543
Other content costs	836	1,605	2,042	3,189
Total content costs	$43,693	$70,356	$108,725	$140,716

6.    OTHER ASSETS
Other current and non-current assets comprised the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Current:
Prepaid acquired programming	$21,996	$27,237
Other prepaid expenses	9,746	12,775
VAT recoverable	719	7,775
Other	422	1,045
Total other current assets	$32,883	$48,832

	June 30, 2020	December 31, 2019
Non-current:
Capitalized debt costs (Note 4)	$6,157	$7,277
Deferred tax	1,883	2,261
Operating lease right-of-use assets (Note 10)	11,940	11,682
Other	941	947
Total other non-current assets	$20,921	$22,167

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment comprised the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Land and buildings	$98,241	$100,502
Machinery, fixtures and equipment	209,633	212,810
Other equipment	34,668	36,007
Software	68,902	70,294
Construction in progress	1,560	4,774
Total cost	413,004	424,387
Less: accumulated depreciation	(310,626)	(310,486)
Total net book value	$102,378	$113,901

Assets held under finance leases (included in the above)
Land and buildings	$—	$3,914
Machinery, fixtures and equipment	33,345	31,961
Total cost	33,345	35,875
Less: accumulated depreciation	(16,368)	(15,799)
Total net book value	$16,977	$20,076

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The movement in the net book value of property, plant and equipment during the six months ended June 30, 2020 and 2019 was comprised of:

	For the Six Months Ended June 30,
	2020	2019
Opening balance	$113,901	$117,604
Additions (1)	7,064	10,200
Disposals	(23)	(2)
Depreciation	(15,899)	(16,380)
Foreign currency movements	(2,665)	(795)
Ending balance	$102,378	$110,627

(1)	Includes assets acquired under finance leases. For additional information see Note 10, "Leases".
8.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities comprised the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$47,357	$56,343
Related party accounts payable	128	267
Programming liabilities	17,889	17,293
Related party programming liabilities	11,714	10,553
Duties and other taxes payable	11,102	9,426
Accrued staff costs (1)	23,141	24,027
Accrued interest payable	2,075	2,104
Related party accrued interest payable (including Guarantee Fees)	1,084	1,103
Income taxes payable	11,094	10,304
Other accrued liabilities	5,329	4,230
Total accounts payable and accrued liabilities	$130,913	$135,650

(1) Includes certain retention bonuses related to the proposed Merger.
9.    OTHER LIABILITIES
Other current and non-current liabilities comprised the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Current:
Deferred revenue	$24,114	$9,451
Legal provisions	637	635
Derivative instruments (Note 11)	949	—
Operating lease liabilities (Note 10)	3,380	3,203
Other	200	226
Total other current liabilities	$29,280	$13,515

	June 30, 2020	December 31, 2019
Non-current:
Deferred tax liabilities	$23,062	$21,294
Derivative instruments (Note 11)	11,326	12,670
Operating lease liabilities (Note 10)	8,503	8,434
Related party Guarantee Fee payable (Note 4)	33,465	33,465
Other	3,720	4,137
Total other non-current liabilities	$80,076	$80,000

During the three and six months ended June 30, 2020 and 2019, we recognized revenue of US$ 2.4 million and US$ 5.8 million, respectively; and US$ 2.8 million and US$ 5.6 million, respectively, which was deferred as at December 31, 2019 and 2018, respectively.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

10.    LEASES
We enter into operating and finance leases for offices, production and related facilities, cars and certain other equipment. Our leases have remaining lease terms up to ten years.
The components of lease cost for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost:
Short-term operating lease cost	$545	$1,128	$1,691	$2,812
Long-term operating lease cost	1,193	1,149	2,430	2,299
Total operating lease cost	$1,738	$2,277	$4,121	$5,111

Finance lease cost:
Amortization of right-of-use asset	$1,625	$1,464	$3,213	$2,719
Interest on lease liabilities	84	88	167	196
Total finance lease cost	$1,709	$1,552	$3,380	$2,915

The classification of cash flows related to our leases for the six months ended June 30, 2020 and 2019 was as follows:

	For the Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,322	$2,749
Operating cash flows from finance leases	188	186
Financing cash flows from finance leases	3,918	3,395

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,169	$2,607
Finance leases	1,599	2,746

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Our assets and liabilities related to our leasing arrangements comprised the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Operating Leases
Operating lease right-of-use-assets, gross	$17,026	$15,396
Accumulated amortization	(5,086)	(3,714)
Operating lease right-of-use-assets, net	$11,940	$11,682

Other current liabilities	$3,380	$3,203
Other non-current liabilities	8,503	8,434
Total operating lease liabilities	$11,883	$11,637

Finance Leases
Property, plant and equipment, gross	$33,345	$35,875
Accumulated depreciation	(16,368)	(15,799)
Property, plant and equipment, net	$16,977	$20,076

Current portion of long-term debt and other financing arrangements	$6,952	$6,836
Long-term debt and other financing arrangements	7,671	9,496
Total finance lease liabilities	$14,623	$16,332

Weighted Average Remaining Lease Term in Years
Operating leases	4.8	4.9
Finance leases	2.6	2.7

Weighted Average Discount Rate
Operating leases	4.8%	4.7%
Finance leases	2.0%	2.1%

Our lease liabilities had the following maturities at June 30, 2020:

	Operating Leases	Finance Leases
2020	$2,849	$3,739
2021	2,558	6,107
2022	2,476	3,392
2023	1,886	1,614
2024	1,345	160
2025 and thereafter	2,307	—
Total undiscounted payments	13,421	15,012
Less: amounts representing interest	(1,538)	(389)
Present value of net minimum lease payments	$11,883	$14,623

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
As at June 30, 2020 each instrument is designated as a cash flow hedge. All changes in the fair value of these instruments are recorded in accumulated other comprehensive income / loss and subsequently reclassified to interest expense when the hedged item affects earnings.
Information relating to financial instruments is as follows:

Trade Date	Number of Contracts	Aggregate Notional Amount		Maturity Date	Objective	Fair Value as at June 30, 2020
April 5, 2016	5	EUR	468,800	February 19, 2021	Interest rate hedge underlying 2023 Euro Loan	$(949)
April 26, 2018	3	EUR	60,335	November 1, 2021	Interest rate hedge underlying 2021 Euro Loan	$(427)
April 26, 2018	4	EUR	468,800	April 26, 2023	Interest rate hedge underlying 2023 Euro Loan, forward starting on February 19, 2021	$(10,899)

12.    CONVERTIBLE REDEEMABLE PREFERRED SHARES
200,000 shares of our Series B Convertible Redeemable Preferred Stock, par value US$ 0.08 per share (the “Series B Preferred Shares”) were issued and outstanding as at June 30, 2020 and December 31, 2019. The Series B Preferred Shares are held by Time Warner Media Holdings B.V. ("TW Investor"), a wholly owned subsidiary of AT&T. As at June 30, 2020 and December 31, 2019, the accreted value of the Series B Preferred Shares was US$ 269.4 million. The Series B Preferred Shares have a stated value of US$ 1,000 per share and no longer accrete subsequent to June 24, 2018. As of June 30, 2020, the 200,000 shares of Series B preferred stock were convertible into approximately 111.1 million shares of Class A common stock.
Pursuant to the Certificate of Designation of the Series B Preferred Shares, each Series B Preferred Share may, at the holder's option, be converted into the number of shares of our Class A common stock determined by dividing (i) the accreted stated value plus accrued but unpaid dividends, if any, in each case as of the conversion date, by (ii) the conversion price, which was approximately US$ 2.42 at June 30, 2020, but is subject to adjustment from time to time pursuant to customary weighted-average anti-dilution provisions with respect to our issuances of equity or equity-linked securities at a price below the then-applicable conversion price (excluding any securities issued under our benefit plans at or above fair market value). We have the right to redeem the Series B Preferred Shares in whole or in part upon 30 days' written notice. The redemption price of each outstanding Series B Preferred Share is equal to its accreted stated value plus accrued but unpaid dividends, if any, in each case as of the redemption date specified in the redemption notice. After receipt of a redemption notice, each holder of Series B Preferred Shares will have the right to convert, prior to the date of redemption, all or part of such Series B Preferred Shares to be redeemed by us into shares of our Class A common stock in accordance with the terms of conversion described above.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

13.    EQUITY
Preferred Stock
5,000,000 shares of Preferred Stock were authorized as at June 30, 2020 and December 31, 2019.
One share of Series A Convertible Preferred Stock (the "Series A Preferred Share") was issued and outstanding as at June 30, 2020 and December 31, 2019. Pursuant to the Certificate of Designation of the Series A Preferred Share, the Series A Preferred Share is convertible into 11,211,449 shares of Class A common stock on the date that is 61 days after the date on which the ownership of our outstanding shares of Class A common stock by a group that includes TW Investor and its affiliates would not be greater than 49.9%. The Series A Preferred Share is entitled to one vote per each share of Class A common stock into which it is convertible and has such other rights, powers and preferences, including potential adjustments to the number of shares of Class A common stock to be issued upon conversion, as are set forth in the Certificate of Designation.
200,000 shares of Series B Preferred Shares were issued and outstanding as at June 30, 2020 and December 31, 2019 (see Note 12, "Convertible Redeemable Preferred Shares"). As of June 30, 2020, the 200,000 Series B Preferred Shares were convertible into approximately 111.1 million shares of Class A common stock.
Class A and Class B Common Stock
440,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock were authorized as at June 30, 2020 and December 31, 2019. The rights of the holders of Class A common stock and Class B common stock are identical except for voting rights. The shares of Class A common stock are entitled to one vote per share and the shares of Class B common stock are entitled to ten votes per share. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis for no additional consideration and automatically convert into shares of Class A common stock on a one-for-one basis when the number of shares of Class B common stock is less than 10% of the total number of shares of common stock outstanding. Holders of each class of shares are entitled to receive dividends and upon liquidation or dissolution are entitled to receive all assets available for distribution to holders of our common stock. Under our Bye-laws, the holders of each class have no pre-emptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.
There were 254.5 million and 253.6 million shares of Class A common stock outstanding at June 30, 2020 and December 31, 2019, respectively, and no shares of Class B common stock outstanding at June 30, 2020 or December 31, 2019.
As at June 30, 2020, TW Investor owns 63.8% of the outstanding shares of Class A common stock. In April 2018, Warner Media and TW Investor issued standing proxies to the independent directors of the Company, pursuant to which they granted the right to vote approximately 100.9 million shares of Class A common stock (the “Warrant Shares”) on all matters other than at any meeting where the agenda includes a change in control transaction. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at a general meeting of the Company, excluding such Warrant Shares. This proxy arrangement will remain in effect until April 2021. As a result of the standing proxies, after giving effect to its ownership of the Series A Preferred Share, TW Investor has a 44.1% voting interest in the Company.
Accumulated Other Comprehensive Loss
The movement in accumulated other comprehensive loss during the three and six months ended June 30, 2020 and 2019 comprised the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
BALANCE, beginning of period	$(287,919)	$(235,961)	$(226,916)	$(216,650)

Currency translation adjustment, net
Balance, beginning of period	$(275,178)	$(223,648)	$(213,955)	$(207,668)
Foreign exchange gain / (loss) on intercompany loans (1)	5,180	2,868	(12,894)	2,256
Foreign exchange gain / (loss) on the Series B Preferred Shares	5,884	3,455	(866)	(1,651)
Currency translation adjustments	14,672	10,770	(21,727)	508
Balance, end of period	$(249,442)	$(206,555)	$(249,442)	$(206,555)

Unrealized loss on derivative instruments designated as hedging instruments
Balance, beginning of period	$(12,741)	$(12,313)	$(12,961)	$(8,982)
Change in the fair value of hedging instruments	(316)	(1,700)	(535)	(5,402)
Amounts reclassified from accumulated other comprehensive loss:
Changes in fair value of hedging instruments reclassified to interest expense	438	480	877	851
Balance, end of period	$(12,619)	$(13,533)	$(12,619)	$(13,533)

BALANCE, end of period	$(262,061)	$(220,088)	$(262,061)	$(220,088)

(1)	Represents foreign exchange gains and losses on intercompany loans that are of a long-term investment nature and which are reported in the same manner as translation adjustments.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

14.    INTEREST EXPENSE
Interest expense comprised the following for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest on long-term debt and other financing arrangements	$4,934	$6,882	$10,708	$14,250
Amortization of capitalized debt issuance costs	820	853	1,641	1,727
Total interest expense	$5,754	$7,735	$12,349	$15,977
We paid cash interest (including Guarantee Fees) of US$ 10.5 million and US$ 14.0 million during the six months ended June 30, 2020 and 2019, respectively.
15.    OTHER NON-OPERATING INCOME / EXPENSE, NET
Other non-operating income / expense, net comprised the following for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$151	$115	$293	$267
Foreign currency exchange gain / (loss), net	7	2,155	(6,335)	(922)
Change in fair value of derivatives	—	—	—	(36)
Loss on extinguishment of debt	—	(84)	—	(235)
Other income, net	170	51	234	66
Total other non-operating income / (expense), net	$328	$2,237	$(5,808)	$(860)

16.    STOCK-BASED COMPENSATION
Our 2015 Stock Incentive Plan (the "2015 Plan") has 16,000,000 shares of Class A common stock authorized for grants of stock options, restricted stock units ("RSU"), restricted stock and stock appreciation rights to employees and non-employee directors. Under the 2015 Plan, awards are made to employees and directors at the discretion of the Compensation Committee.
For the three and six months ended June 30, 2020 and 2019, we recognized charges for stock-based compensation of US$ 0.8 million and US$ 1.7 million; and US$ 1.1 million and US$ 2.1 million respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations and comprehensive income / loss.
Stock Options
Grants of options allow the holders to purchase shares of Class A common stock at an exercise price, which is generally the market price prevailing at the date of the grant, with vesting between one and four years after the awards are granted. There was no option activity during the six months ended June 30, 2020. The summary of stock options outstanding as at June 30, 2020 and December 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	2,011,392	$2.32	5.58	$4,436
Outstanding and Exercisable at June 30, 2020	2,011,392	$2.32	5.08	$2,444

When options are vested, holders may exercise them at any time up to the maximum contractual life of the instrument which is specified in the option agreement. At June 30, 2020, the maximum life of options that were issued under the 2015 Plan was ten years. Upon providing the appropriate written notification, holders pay the exercise price and receive shares. Shares delivered in respect of stock option exercises are newly issued shares.
The aggregate intrinsic value (the difference between the stock price on the last day of trading of the second quarter of 2020 and the exercise prices multiplied by the number of in-the-money options) represents the total intrinsic value that would have been received by the option holders had they exercised all in-the-money options as at June 30, 2020. This amount changes based on the fair value of our Class A common stock.
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

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

The following table summarizes information about unvested RSUs as at June 30, 2020 and December 31, 2019:

	Number of Shares / Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2019	2,332,681	$3.69
Vested	(994,270)	3.58
Unvested at June 30, 2020	1,338,411	$3.77

The intrinsic value of unvested RSUs was US$ 4.7 million as at June 30, 2020. Total unrecognized compensation cost related to unvested RSUs as at June 30, 2020 was US$ 4.3 million and is expected to be recognized over a weighted-average period of 2.07 years.
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
Vesting of the currently outstanding PRSUs is subject to the achievement of cumulative unlevered free cash flow and OIBDA targets corresponding to two, three or four-year performance periods ending December 31, 2020, 2021 and 2022, respectively. The maximum number of PRSUs that may be earned is 200% of the corresponding target. At June 30, 2020 and December 31, 2019 there were 501,572 unvested shares with a weighted-average grant date fair value of US$ 3.19. During the three and six months ended June 30, 2020 there were no new PRSU awards granted or vested.
The intrinsic value of unvested PRSUs was US$ 1.8 million as at June 30, 2020. Total unrecognized compensation cost related to unvested PRSUs as at June 30, 2020 was US$ 1.3 million of which US$ 0.1 million is related to performance targets currently considered probable of being achieved and will be recognized over a period of less than one year.
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
The components of basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Income from operations	$31,102	$44,078	$40,072	$55,829
Net loss / (income) attributable to noncontrolling interests	77	(119)	148	(112)
Less: income allocated to Series B Preferred Shares	(9,197)	(13,003)	(11,873)	(16,490)
Net income attributable to CME Ltd. available to common shareholders — basic	21,982	30,956	28,347	39,227

Effect of dilutive securities
Dilutive effect of RSUs and employee stock options	27	47	45	54
Net income attributable to CME Ltd. available to common shareholders — diluted	$22,009	$31,003	$28,392	$39,281

Weighted average outstanding shares of common stock — basic (1)	265,649	264,570	265,342	264,385
Dilutive effect of employee stock options and RSUs	1,127	1,362	1,448	1,243
Weighted average outstanding shares of common stock — diluted	266,776	265,932	266,790	265,628

Net income per share:
Attributable to CME Ltd. — basic	$0.08	$0.12	$0.11	$0.15
Attributable to CME Ltd. — diluted	0.08	0.12	0.11	0.15

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Weighted-average equity awards and convertible shares are excluded from the calculation of diluted earnings per share if their effect would be anti-dilutive. The following instruments were anti-dilutive for the periods presented but may be dilutive in future periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
RSUs	836	1,233	836	1,233
Total	836	1,233	836	1,233

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
Below are tables showing our net revenues, OIBDA, total assets, capital expenditures and long-lived assets by segment for the three and six months ended June 30, 2020 and 2019 for condensed consolidated statements of operations and comprehensive income / loss data and condensed consolidated statements of cash flow data; and as at June 30, 2020 and December 31, 2019 for condensed consolidated balance sheet data.

Net revenues:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Bulgaria	$15,276	$22,607	$32,231	$41,900
Czech Republic	45,886	64,379	95,101	114,695
Romania	37,197	48,362	76,712	87,172
Slovak Republic	21,085	27,313	43,244	48,645
Slovenia	17,094	22,276	33,828	40,126
Intersegment revenues (1)	(993)	(1,338)	(1,755)	(2,380)
Total net revenues	$135,545	$183,599	$279,361	$330,158

(1)	Reflects revenues earned from the sale of content to other country segments in CME Ltd. All other revenues are third party revenues.

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

OIBDA:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Bulgaria	$4,462	$7,888	$9,280	$14,009
Czech Republic	20,870	32,293	36,820	47,240
Romania	18,769	25,243	33,833	42,776
Slovak Republic	8,836	8,555	12,781	10,284
Slovenia	7,149	6,213	12,011	11,144
Elimination	9	(24)	6	24
Total operating segments	60,095	80,168	104,731	125,477
Corporate	(5,586)	(6,826)	(13,051)	(14,078)
Total OIBDA	54,509	73,342	91,680	111,399
Depreciation of property, plant and equipment	(7,972)	(8,154)	(15,899)	(16,380)
Amortization of broadcast licenses and other intangibles	(2,110)	(2,113)	(4,277)	(4,307)
Other items (1)	(253)	(2,613)	(1,133)	(2,613)
Operating income	44,174	60,462	70,371	88,099
Interest expense (Note 14)	(5,754)	(7,735)	(12,349)	(15,977)
Other non-operating income / (expense), net (Note 15)	328	2,237	(5,808)	(860)
Income before tax	$38,748	$54,964	$52,214	$71,262

(1)	Other items during the three and six months ended June 30, 2020 reflects costs relating to the Merger, primarily legal and professional fees.

Total assets: (1)	June 30, 2020	December 31, 2019
Bulgaria	$139,415	$135,593
Czech Republic	713,393	758,479
Romania	263,696	289,968
Slovak Republic	141,352	150,806
Slovenia	81,702	92,144
Total operating segments	1,339,558	1,426,990
Corporate	122,984	20,872
Total assets	$1,462,542	$1,447,862

(1)	Segment assets exclude any intercompany balances.

Capital expenditures:	For the Six Months Ended June 30,
	2020	2019
Bulgaria	$1,518	$1,635
Czech Republic	3,608	3,072
Romania	1,483	1,033
Slovak Republic	720	442
Slovenia	1,394	1,912
Total operating segments	8,723	8,094
Corporate	36	178
Total capital expenditures	$8,759	$8,272

Index

CENTRAL EUROPEAN MEDIA ENTERPRISES LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in US$ 000’s, except share and per share data)
(Unaudited)

Long-lived assets: (1)	June 30, 2020	December 31, 2019
Bulgaria	$11,865	$13,538
Czech Republic	32,142	36,760
Romania	29,300	31,115
Slovak Republic	14,819	16,201
Slovenia	13,740	15,207
Total operating segments	101,866	112,821
Corporate	512	1,080
Total long-lived assets	$102,378	$113,901

(1)	Reflects property, plant and equipment, net.
Revenues from contracts with customers comprised the following for the three and six months ended June 30, 2020 and 2019:

Consolidated revenue by type:	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Television advertising	$98,755	$147,184	$205,210	$258,231
Carriage fees and subscriptions	31,510	29,239	63,094	58,789
Other	5,280	7,176	11,057	13,138
Total net revenues	$135,545	$183,599	$279,361	$330,158

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
(Unaudited)

19.    COMMITMENTS AND CONTINGENCIES
Commitments
Programming Rights Agreements and Other Commitments
At June 30, 2020, we had total commitments of US$ 79.2 million (December 31, 2019: US$ 103.5 million) in respect of future programming, including contracts signed with license periods starting after the balance sheet date. In addition, we have digital transmission obligations and other commitments as follows:

	Programming purchase obligations	Other commitments	Capital expenditures
2020	$17,299	$8,039	$713
2021	20,494	5,990	32
2022	19,074	5,748	32
2023	13,293	5,393	—
2024	6,264	—	—
2025 and thereafter	2,768	—	—
Total	$79,192	$25,170	$777

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
20.    RELATED PARTY TRANSACTIONS
We consider our related parties to be our officers, directors and shareholders who have direct control and/or influence over the Company as well as other parties that can significantly influence management. We have identified transactions with individuals or entities associated with AT&T, which is represented on our Board of Directors and holds a 44.1% voting interest in CME Ltd. (see Note 13, "Equity") as at June 30, 2020, as material related party transactions.
AT&T

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$4,697	$4,659	$10,330	$9,635
Interest expense	3,776	4,615	7,558	9,369

	June 30, 2020	December 31, 2019
Programming liabilities	$11,714	$10,553
Other accounts payable and accrued liabilities	128	267
Accrued interest payable (1)	1,084	1,103
Other non-current liabilities (2)	33,465	33,465

(1)	Amount represents accrued Guarantee Fees which are not due. See Note 4, "Long-term Debt and Other Financing Arrangements".

(2)	Amount represents Guarantee Fees related to the 2023 Euro Loan for which we had previously made an election to pay in kind.
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

•	"CME BV" refers to CME Media Enterprises B.V., our 100% owned subsidiary;

•	"AT&T" refers to AT&T, Inc.;

•	"Warner Media" refers to Warner Media, LLC. (formerly Time Warner, Inc.), a wholly owned subsidiary of AT&T;

•	"TW Investor" refers to Time Warner Media Holdings B.V., a wholly owned subsidiary of Warner Media;

•	"Merger" refers to the merger of Merger Sub (as defined below) with and into the Company pursuant to the Merger Agreement (as defined below);

•	"Merger Agreement" refers to the agreement and plan of merger dated October 27, 2019 by and among the Company, Parent (as defined below) and Merger Sub (as defined below);

•	"Merger Sub" refers TV Bermuda Ltd., a Bermuda exempted company limited by shares and a wholly-owned subsidiary of Parent (as defined below);

•	"Parent" refers TV Bidco B.V., a Netherlands private limited liability company; and

•	"PPF" refers PPF Group N.V., a Netherlands public limited liability company.
The exchange rates used in this report are as at June 30, 2020, unless otherwise indicated.
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
On October 27, 2019, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving company in the proposed Merger as a wholly-owned subsidiary of Parent. The closing of the proposed Merger is subject to several conditions, including, but not limited to, the requisite vote of the Company’s shareholders in favor of the Merger Agreement and the proposed Merger, the receipt of certain competition and other regulatory approvals, compliance with covenants and agreements in the Merger Agreement (subject to certain materiality qualifications) and the absence of any governmental order prohibiting completion of the proposed Merger. A special general meeting of shareholders of the Company was held on February 27, 2020, where more than 99% of the votes cast by shareholders were in favor of approving the Merger Agreement, the related statutory merger agreement and the Merger. In addition, regulatory approvals required under the Merger Agreement in Romania and Slovenia have been obtained. For additional information on the Merger, please see the proxy statement of the Company related to the special general meeting of shareholders, filed with the SEC on January 10, 2020. Parent is currently expecting to file the required notification with the European Commission in the third quarter, and based on our expected timing of that, we expect the proposed Merger to be completed prior to October 27, 2020.
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
While our reporting currency is the dollar, our consolidated revenues and costs are divided across a range of European currencies and CME Ltd.’s functional currency is the Euro. Given the significant movement of the currencies in the markets in which we operate against the dollar, we believe that it is useful to provide percentage movements based on actual percentage movements (“% Act”), which includes the effect of foreign exchange, as well as like-for-like percentage movements (“% Lfl”) on a constant currency basis. The like-for-like percentage movement references reflect the impact of applying the current period average exchange rates to the prior period revenues and costs. Since the difference between like-for-like and actual percentage movements is solely the impact of movements in foreign exchange rates, our discussion in the following analysis is focused on constant currency percentage movements in order to highlight those factors influencing operational performance. The incremental impact of foreign exchange rates is presented in the tables preceding such analysis. Unless otherwise stated, all percentage increases or decreases in the following analysis refer to year-on-year percentage changes between the three and six months ended June 30, 2020 and 2019.
Executive Summary
The following table provides a summary of our consolidated results of our continuing operations for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2020	2019	% Act	% Lfl	2020	2019	% Act	% Lfl
Net revenues	$135,545	$183,599	(26.2)%	(23.2)%	$279,361	$330,158	(15.4)%	(12.1)%
Operating income	44,174	60,462	(26.9)%	(23.8)%	70,371	88,099	(20.1)%	(16.5)%
Operating margin	32.6%	32.9%	(0.3) p.p.	(0.2) p.p.	25.2%	26.7%	(1.5) p.p.	(1.3) p.p.
OIBDA	$54,509	$73,342	(25.7)%	(22.5)%	$91,680	$111,399	(17.7)%	(14.1)%
OIBDA margin	40.2%	39.9%	0.3 p.p.	0.3 p.p.	32.8%	33.7%	(0.9) p.p.	(0.8) p.p.

Index

Our consolidated net revenues decreased at actual and constant rates in the three and six months ended June 30, 2020, compared to the corresponding periods in 2019. This was due to declines in television advertising revenues of 30% and 17% at constant rates in the three and six months ended June 30, 2020, respectively, which was partially offset by increases in carriage fees and subscription revenues of 11% at constant rates in both the quarter- and year-to-date periods. Television advertising spending overall in the markets in which we operate decreased an estimated 17% at constant rates in the first six months of 2020 compared to 2019 due to lower demand for advertising, as clients reduced, postponed, or canceled their advertising campaigns in response to restrictive measures imposed in March to address the COVID-19 pandemic and the resulting economic uncertainty. These declines were partially offset by higher demand for advertising in the first two months of 2020 compared to the same period in 2019 in our three largest markets. Across all markets, the decline in ad spending was more significant in the months of April and May, with spending beginning to recover in June in connection with the lifting of restrictive measures in our markets and the resumption of economic activity that had been suspended earlier in the quarter. Carriage fees and subscriptions revenue increased on a constant currency basis in the quarter- and year-to-date periods due to an increase in both overall prices and the number of subscribers.
Costs charged in arriving at OIBDA in the second quarter of 2020 decreased 27% at actual rates and 24% at constant rates compared to the corresponding period in 2019, due primarily to savings from content costs, which decreased 36% at constant rates. The spring schedule in each of our country segments was adjusted in response to the COVID-19 pandemic to utilize more of our existing program library, as well as foreign acquired content and news programming that was more cost effective, which replaced premier episodes of local fiction and entertainment, including productions that we were required to temporarily suspend. In addition, virtually all live sporting events in the quarter were postponed, and as a result there were fewer costs from sports rights in the period. Costs charged in arriving at OIBDA in the first half of 2020 decreased 11% at constant rates, as savings in the second quarter were partially offset by an increase of 2% at constant rates in the first three months of the year, which was driven by the reversal of provisions in the comparative period and higher staff costs.
By making adjustments to the cost base in response to changes in television advertising spending patterns, our consolidated OIBDA margin of 40% in the three months ended June 30, 2020 remained consistent with the same period in 2019, and decreased by less than 100 basis points in the first half of 2020. The declines in operating income were consistent with the decreases in OIBDA in the quarter- and year-to-date periods, although operating income declined less than OIBDA due to fewer costs related to the proposed Merger, which are not included within OIBDA, being incurred in 2020 compared to 2019.
In March 2020, governments in our markets declared various forms of states of emergency in response to the COVID-19 pandemic, social distancing measures, including closures of schools and non-essential businesses, and restrictions around the free movement of people. At the end of April and the beginning of May, governmental authorities in our markets began to relax these measures and restrictions to varying degrees according to plans set by the respective governments reflecting their ability to manage the health effects of the COVID-19 pandemic, which has permitted the resumption of previously suspended economic activity. In certain limited instances where rates of COVID-19 infections have again increased, governmental authorities have re-imposed certain measures and restrictions, although both the geographical scope and duration have been more limited.
While the COVID-19 pandemic had a negative impact on advertising spending in the second quarter of 2020, the level of the declines in April and May were more significant than in June, as advertising spending began to recover in connection with the relaxation of measures and restrictions and the resumption, in large part, of previously suspended economic activity. Based on current bookings in July and August, overall advertising spending appears to be returning to comparable levels seen in the same periods in 2019, and it is possible that a portion of the advertising spending not placed in the six months ended June 30, 2020 could be deferred until the second half of this year. We anticipate the increase in carriage fees and subscription revenues realized in the first half of 2020 will continue for the remainder of the year and help mitigate the impact of lower advertising spending on net revenue. We also expect ongoing content cost saving measures will offset a portion of any shortfalls in television advertising revenue in the remainder of 2020.
In response to the COVID-19 pandemic, each of our operations adopted precautionary procedures in March designed to safeguard the health and wellbeing of our employees and business partners, including key personnel critical to the function of our television channels to ensure the ongoing broadcast of our networks. Personnel have been encouraged to work remotely whenever possible, and we do not believe there has been a significant adverse impact on either our operations or our internal control over financial reporting as a result of this remote work policy. Our businesses incurred costs in the second quarter and first half of 2020 adjusting to these changes in the operating environment, although the amounts were not material.
As more restrictive social distancing measures, including limitations on the size of gatherings, were introduced in March, we were required to temporarily suspend all in-process production of own-produced titles. In addition to the associated changes in the program schedules to replace or reduce the number of premier episodes of local content broadcasted, our stations increased the amount of news and current affairs programming covering the COVID-19 pandemic. Following the relaxation of social distancing measures, we have resumed production of local titles in each of our country operations and adjusted our scheduling and procedures in order to do so in a safe manner. We believe this content, together with our existing extensive program library of already completed own-produced titles as well as acquired content, is more than sufficient to provide attractive programming line-ups for the fall season and maintain or increase audience leadership in our markets.
Our financial position and cash generation remains robust and we do not expect any near-term liquidity constraints. Net cash generated from operations and unlevered free cash flow during the first half of 2020 increased 11% and 8% at actual rates, respectively, reflecting a significant decline in payments for own-produced programming, including during the temporary suspension of productions between March and May 2020, as well as lower cash paid for taxes as we utilized national stimulus plans, such as provisions relating to delaying the payment of corporate income tax. While cash flow is normally lower in the second half of the year and we expect cash collections will be lower compared to 2019 from the year-on-year decline in second quarter net revenues, we are able to take steps to bolster our cash position, including through changes in programming and production described above, as well as the deferral of all non-essential capital expenditures and reductions in discretionary spending.
As a result of significant debt repayments in the last few years, our nearest long-term debt maturity is only EUR 60.3 million (approximately US$ 67.6 million at June 30, 2020 rates) and is not due until November 2021. Our net leverage ratio was 2.4x at the end of the second quarter, which is unchanged from the start of 2020. Our cost of borrowing depends on our net leverage ratio; and if that increases above 3.0x in a future period then our interest expense would increase (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements").
We ended the second quarter of 2020 with US$ 176.1 million of cash and cash equivalents. Additionally, we have access to US$ 75.0 million under the 2023 Revolving Credit Facility, which remained undrawn as of June 30, 2020.

Index

Free Cash Flow and Unlevered Free Cash Flow

	For the Six Months Ended June 30, (US$ 000's)
	2020	2019	Movement
Net cash generated from operating activities	$154,995	$140,280	10.5%
Capital expenditures, net	(8,658)	(8,266)	4.7%
Other items (1)	291	—	NM (2)
Free cash flow	146,628	132,014	11.1%
Cash paid for interest (including Guarantee Fees)	10,507	14,017	(25.0)%
Unlevered free cash flow	$157,135	$146,031	7.6%

(1)	Reflects costs relating to the proposed Merger, primarily financial and professional fees.

(2)	Number is not meaningful.

(US$ 000's)	June 30, 2020	December 31, 2019	Movement
Cash and cash equivalents	$176,094	$36,621	380.9%
Unlevered free cash flow increased during the six months ended June 30, 2020 compared to the same period in 2019 due to lower payments for own-produced programming and lower cash paid for taxes as we utilized national stimulus plans, such as provisions relating to delaying the payment of corporate income tax. Net cash generated from operating activities also benefited from lower cash paid for interest and Guarantee Fees.
Market Information
The following table sets out our estimates of the year-on-year changes in real GDP, real private consumption and the television advertising market, net of discounts, in the countries in which we operate for the six months ended June 30, 2020:

	For the Six Months Ended June 30, 2020
Country	Real GDP Growth	Real Private Consumption Growth	Net TV Ad Market Growth
Bulgaria	(5.9)%	(4.1)%	(28.0)%
Czech Republic	(7.0)%	(4.0)%	(13.4)%
Romania*	(5.3)%	(3.2)%	(17.7)%
Slovak Republic	(9.8)%	(6.8)%	(12.9)%
Slovenia	(8.1)%	(8.0)%	(19.6)%
Total CME Ltd. Markets	(6.8)%	(4.5)%	(16.8)%
*    Romanian market excludes Moldova.
Sources: Real GDP Growth and Real Private Consumption Growth, CME Ltd. estimates based on market consensus; TV Ad Market Growth, CME Ltd. estimates at constant exchange rates.
After adjusting for inflation, in the first six months of 2020, it is estimated that GDP contracted in each of the countries in which we operate. A positive outlook in terms of growth in GDP and private consumption for 2020 changed in March with the onset of the COVID-19 pandemic. Since then, analyst expectations were revised downward, and now a contraction is forecast in all our markets in 2020 due to the severity of the contraction in the second quarter. Composite economic sentiment indicators, based on industrial, service, consumer, construction and retail trade confidence indicators, have risen in June as compared to May 2020, and the outlook for GDP recovery in all our markets is positive with growth forecast by the European Commission in the second half of 2020 compared to the second quarter of 2020, and continuing with a strong rebound in 2021.
We estimate that television advertising spending in the countries in which we operate declined by 17% on average at constant rates in the six months ended June 30, 2020 compared to the same period in 2019. The decline in television advertising markets in all countries has resulted from lower demand for advertising, as advertisers reduced spending in response to restrictive measures imposed to address the COVID-19 pandemic and the resulting economic uncertainty. In Bulgaria, this was reflected primarily in lower average market prices, due to promotions offered to small and medium sized businesses with discounted gross rating points ("GRPs"). In the Czech and Slovak Republics, in the first half of 2020 the reduced spending in the second quarter was partially offset by higher demand in the first two months of 2020 compared to the same period in 2019. Similarly, in Romania, the decline in spending in the second quarter was partially offset by higher spending in the first two months of 2020 from clients in certain sectors of the economy, including telecommunications and banking, which had reduced spending in the same period in 2019 following the introduction of new incremental sector specific taxes in Romania in early 2019. In Slovenia, the change in advertiser behavior resulted in fewer GRPs sold, however higher television viewership increased the inventory available so average prices also decreased.

Index

Segment Performance
Our total Net Revenues and OIBDA by segment were as follows:

	NET REVENUES
	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2020	2019	% Act	% Lfl	2020	2019	% Act	% Lfl
Bulgaria	$15,276	$22,607	(32.4)%	(31.2)%	$32,231	$41,900	(23.1)%	(21.1)%
Czech Republic	45,886	64,379	(28.7)%	(23.7)%	95,101	114,695	(17.1)%	(12.5)%
Romania	37,197	48,362	(23.1)%	(20.3)%	76,712	87,172	(12.0)%	(8.4)%
Slovak Republic	21,085	27,313	(22.8)%	(21.4)%	43,244	48,645	(11.1)%	(8.9)%
Slovenia	17,094	22,276	(23.3)%	(21.9)%	33,828	40,126	(15.7)%	(13.6)%
Intersegment revenues	(993)	(1,338)	NM (1)	NM (1)	(1,755)	(2,380)	NM (1)	NM (1)
Total net revenues	$135,545	$183,599	(26.2)%	(23.2)%	$279,361	$330,158	(15.4)%	(12.1)%

(1)	Number is not meaningful.

	OIBDA
	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2020	2019	% Act	% Lfl	2020	2019	% Act	% Lfl
Bulgaria	$4,462	$7,888	(43.4)%	(42.5)%	$9,280	$14,009	(33.8)%	(32.2)%
Czech Republic	20,870	32,293	(35.4)%	(30.9)%	36,820	47,240	(22.1)%	(17.3)%
Romania	18,769	25,243	(25.6)%	(22.9)%	33,833	42,776	(20.9)%	(17.7)%
Slovak Republic	8,836	8,555	3.3%	5.1%	12,781	10,284	24.3%	26.8%
Slovenia	7,149	6,213	15.1%	17.2%	12,011	11,144	7.8%	10.5%
Eliminations	9	(24)	NM (1)	NM (1)	6	24	NM (1)	NM (1)
Total operating segments	60,095	80,168	(25.0)%	(21.8)%	104,731	125,477	(16.5)%	(12.9)%
Corporate	(5,586)	(6,826)	18.2%	13.6%	(13,051)	(14,078)	7.3%	3.3%
Consolidated OIBDA	$54,509	$73,342	(25.7)%	(22.5)%	$91,680	$111,399	(17.7)%	(14.1)%

(1)	Number is not meaningful.

Index

Bulgaria

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2020	2019	% Act	% Lfl	2020	2019	% Act	% Lfl
Television advertising	$9,197	$15,951	(42.3)%	(41.3)%	$19,372	$28,541	(32.1)%	(30.4)%
Carriage fees and subscriptions	5,391	5,283	2.0%	3.9%	10,975	10,604	3.5%	6.2%
Other	688	1,373	(49.9)%	(49.0)%	1,884	2,755	(31.6)%	(29.9)%
Net revenues	15,276	22,607	(32.4)%	(31.2)%	32,231	41,900	(23.1)%	(21.1)%
Costs charged in arriving at OIBDA	10,814	14,719	(26.5)%	(25.1)%	22,951	27,891	(17.7)%	(15.6)%
OIBDA	$4,462	$7,888	(43.4)%	(42.5)%	$9,280	$14,009	(33.8)%	(32.2)%

OIBDA margin	29.2%	34.9%	(5.7) p.p.	(5.8) p.p.	28.8%	33.4%	(4.6) p.p.	(4.7) p.p.
The television advertising market in Bulgaria declined an estimated 28% at constant rates in the six months ended June 30, 2020 compared to the same period in 2019.
Our television advertising revenues decreased on a constant currency basis in the second quarter and first half of 2020 compared to the same periods in 2019 due to selling fewer GRPs, as advertisers reduced spending in response to restrictive measures imposed to address the COVID-19 pandemic and the resulting economic uncertainty. Carriage fees and subscription revenues increased on a constant currency basis in the quarter- and year-to-date periods primarily due to higher prices.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the second quarter and first half of 2020 due primarily to a decline in content costs. The spring programming line-up was adjusted in response to the COVID-19 pandemic to utilize more of our existing program library. As a result, there were fewer broadcasts of new entertainment titles, as we reduced the frequency of new episodes of certain local titles, and the production of other projects was stopped. There were also savings from changes to our refreshed late night show, which was relaunched in January 2020 with a new host and updated format, and fewer costs from sports rights due to the postponement of virtually all live sporting events.

Czech Republic

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2020	2019	% Act	% Lfl	2020	2019	% Act	% Lfl
Television advertising	$38,601	$56,586	(31.8)%	(27.0)%	$79,970	$99,750	(19.8)%	(15.4)%
Carriage fees and subscriptions	4,774	4,333	10.2%	17.8%	9,708	8,601	12.9%	18.6%
Other	2,511	3,460	(27.4)%	(22.3)%	5,423	6,344	(14.5)%	(9.8)%
Net revenues	45,886	64,379	(28.7)%	(23.7)%	95,101	114,695	(17.1)%	(12.5)%
Costs charged in arriving at OIBDA	25,016	32,086	(22.0)%	(16.5)%	58,281	67,455	(13.6)%	(9.3)%
OIBDA	$20,870	$32,293	(35.4)%	(30.9)%	$36,820	$47,240	(22.1)%	(17.3)%

OIBDA margin	45.5%	50.2%	(4.7) p.p.	(4.7) p.p.	38.7%	41.2%	(2.5) p.p.	(2.2) p.p.
The television advertising market in the Czech Republic declined an estimated 13% at constant rates in the six months ended June 30, 2020 compared to the same period in 2019.
Our television advertising revenues decreased on a constant currency basis in the second quarter and first half of 2020 compared to the same periods in 2019 due to selling fewer GRPs, as advertisers reduced spending in response to restrictive measures imposed to address the COVID-19 pandemic and the resulting economic uncertainty. In the first half of 2020 this was partially offset by higher demand for GRPs in the first two months of 2020 compared to the same period in 2019. Carriage fees and subscriptions revenue increased on a constant currency basis in the quarter- and year-to-date periods due to price increases in existing contracts as well as an increase in the number of subscribers.
Costs charged in arriving at OIBDA decreased at constant rates in the second quarter and first half of 2020 due primarily to savings from content costs. The spring programming line-up was adjusted in response to the COVID-19 pandemic to substitute existing library content for certain local fiction productions that were suspended due to social distancing measures implemented. There were also fewer entertainment formats than the schedule in 2019, as well as fewer costs from sports rights due to the postponement of virtually all live sporting events. These savings were partially offset by an increase in our allowances for credit losses due to the insolvency of a local advertising agency.

Index

Romania

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2020	2019	% Act	% Lfl	2020	2019	% Act	% Lfl
Television advertising	$23,654	$36,553	(35.3)%	(32.9)%	$50,055	$63,103	(20.7)%	(17.5)%
Carriage fees and subscriptions	12,475	10,906	14.4%	18.5%	24,602	22,183	10.9%	15.5%
Other	1,068	903	18.3%	22.5%	2,055	1,886	9.0%	13.3%
Net revenues	37,197	48,362	(23.1)%	(20.3)%	76,712	87,172	(12.0)%	(8.4)%
Costs charged in arriving at OIBDA	18,428	23,119	(20.3)%	(17.4)%	42,879	44,396	(3.4)%	0.6%
OIBDA	$18,769	$25,243	(25.6)%	(22.9)%	$33,833	$42,776	(20.9)%	(17.7)%

OIBDA margin	50.5%	52.2%	(1.7) p.p.	(1.7) p.p.	44.1%	49.1%	(5.0) p.p.	(5.0) p.p.
The television advertising market in Romania declined an estimated 18% at constant rates in the six months ended June 30, 2020 compared to the same period in 2019.
Our television advertising revenues decreased on a constant currency basis in the second quarter and first half of 2020 compared to the same periods in 2019 due to selling fewer GRPs, as advertisers reduced spending in response to restrictive measures imposed to address the COVID-19 pandemic and the resulting economic uncertainty. The decline in the first half of 2020 was less than it was in the second quarter because the decline in spending in the second quarter was partially offset by higher spending in the first two months of 2020 from clients in certain sectors of the economy, including telecommunications and banking, who reduced spending in the same period in 2019 following the introduction of new incremental sector specific taxes in early 2019. Carriage fees and subscriptions revenue increased in the quarter- and year-to-date periods due to higher prices and an increase in the average number of subscribers.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the second quarter primarily due to a decline in content costs compared to 2019. The spring programming line-up was adjusted in response to the COVID-19 pandemic to utilize foreign fiction, as well as existing library content, to replace premier episodes of local fiction and entertainment. There were also fewer costs from sports rights due to the postponement of virtually all live sporting events. In the first six months of 2020, costs were broadly flat at constant rates as the change in programming mix since March was offset by higher content costs overall in the first quarter compared to the same period in 2019, when we implemented cost saving measures in the schedule as a result of lower spending from the sectors impacted by incremental taxes early last year. Expenses were also lower in the first quarter of 2019 from the reversal of provisions that did not repeat in the first quarter of 2020.

Slovak Republic

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2020	2019	% Act	% Lfl	2020	2019	% Act	% Lfl
Television advertising	$17,390	$23,516	(26.1)%	(24.7)%	$36,228	$41,449	(12.6)%	(10.4)%
Carriage fees and subscriptions	2,531	2,291	10.5%	12.4%	5,020	4,563	10.0%	12.9%
Other	1,164	1,506	(22.7)%	(21.2)%	1,996	2,633	(24.2)%	(22.3)%
Net revenues	21,085	27,313	(22.8)%	(21.4)%	43,244	48,645	(11.1)%	(8.9)%
Costs charged in arriving at OIBDA	12,249	18,758	(34.7)%	(33.5)%	30,463	38,361	(20.6)%	(18.5)%
OIBDA	$8,836	$8,555	3.3%	5.1%	$12,781	$10,284	24.3%	26.8%

OIBDA margin	41.9%	31.3%	10.6 p.p.	10.6 p.p.	29.6%	21.1%	8.5 p.p.	8.4 p.p.
The television advertising market in the Slovak Republic declined an estimated 13% at constant rates in the six months ended June 30, 2020 compared to the same period in 2019.
Our television advertising revenues decreased on a constant currency basis in the second quarter and first half of 2020 compared to the same periods in 2019 due to selling fewer GRPs, as advertisers reduced spending in response to restrictive measures imposed to address the COVID-19 pandemic and the resulting economic uncertainty. In the first half of 2020 this was partially offset by higher demand for GRPs in the first two months of 2020 compared to the same period in 2019. Carriage fees and subscriptions revenue increased in the quarter- and year-to-date periods from higher prices in new and existing contracts.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the second quarter and first half of 2020 due primarily to a decline in content costs. While we had to modify the format of our popular entertainment format in order to safely produce new episodes without an audience and finish the season, overall the spring programming line-up was adjusted in March in response to the COVID-19 pandemic. As a result, the number of premier episodes of local content in the second quarter declined significantly compared to the same period last year, which were replaced by existing library titles.

Index

Slovenia

	For the Three Months Ended June 30, (US$ 000's)				For the Six Months Ended June 30, (US$ 000's)
			Movement				Movement
	2020	2019	% Act	% Lfl	2020	2019	% Act	% Lfl
Television advertising	$9,913	$14,578	(32.0)%	(30.8)%	$19,585	$25,388	(22.9)%	(20.9)%
Carriage fees and subscriptions	6,339	6,426	(1.4)%	0.4%	12,789	12,838	(0.4)%	2.2%
Other	842	1,272	(33.8)%	(32.6)%	1,454	1,900	(23.5)%	(21.7)%
Net revenues	17,094	22,276	(23.3)%	(21.9)%	33,828	40,126	(15.7)%	(13.6)%
Costs charged in arriving at OIBDA	9,945	16,063	(38.1)%	(37.0)%	21,817	28,982	(24.7)%	(22.8)%
OIBDA	$7,149	$6,213	15.1%	17.2%	$12,011	$11,144	7.8%	10.5%

OIBDA margin	41.8%	27.9%	13.9 p.p.	13.9 p.p.	35.5%	27.8%	7.7 p.p.	7.7 p.p.
The television advertising market in Slovenia declined an estimated 20% at constant rates in the six months ended June 30, 2020 compared to the same period in 2019.
Our television advertising revenues decreased on a constant currency basis in the second quarter and first half of 2020 compared to the same periods in 2019 due to selling fewer GRPs, as advertisers reduced spending in response to restrictive measures imposed to address the COVID-19 pandemic and the resulting economic uncertainty. Carriage fees and subscription revenues were flat on a constant currency basis in the second quarter and increased in the first half of 2020 from an increase in the overall number of subscribers.
On a constant currency basis, costs charged in arriving at OIBDA decreased in the second quarter and first half of 2020 due primarily to a decline in content costs. The spring programming line-up was adjusted in response to the COVID-19 pandemic to utilize more existing library titles. As a result, there were fewer broadcasts of premier local content. There were also fewer costs from sports rights due to the postponement of virtually all live sporting events.

Index

III.    Analysis of the Results of Operations and Financial Position

	For the Three Months Ended June 30, (US$ 000's)
			Movement
	2020	2019	% Act	% Lfl
Revenue:
Television advertising	$98,755	$147,184	(32.9)%	(30.1)%
Carriage fees and subscriptions	31,510	29,239	7.8%	11.2%
Other revenue	5,280	7,176	(26.4)%	(23.6)%
Net Revenues	135,545	183,599	(26.2)%	(23.2)%
Operating expenses:
Content costs	43,693	70,356	(37.9)%	(35.6)%
Other operating costs	12,549	13,806	(9.1)%	(5.3)%
Depreciation of property, plant and equipment	7,972	8,154	(2.2)%	1.7%
Amortization of broadcast licenses and other intangibles	2,110	2,113	(0.1)%	6.6%
Cost of revenues	66,324	94,429	(29.8)%	(27.1)%
Selling, general and administrative expenses	25,047	28,708	(12.8)%	(9.1)%
Operating income	$44,174	$60,462	(26.9)%	(23.8)%

	For the Six Months Ended June 30, (US$ 000's)
			Movement
	2020	2019	% Act	% Lfl
Revenue:
Television advertising	$205,210	$258,231	(20.5)%	(17.3)%
Carriage fees and subscriptions	63,094	58,789	7.3%	11.1%
Other revenue	11,057	13,138	(15.8)%	(12.7)%
Net Revenues	279,361	330,158	(15.4)%	(12.1)%
Operating expenses:
Content costs	108,725	140,716	(22.7)%	(19.9)%
Other operating costs	26,196	27,054	(3.2)%	0.5%
Depreciation of property, plant and equipment	15,899	16,380	(2.9)%	0.7%
Amortization of broadcast licenses and other intangibles	4,277	4,307	(0.7)%	4.2%
Cost of revenues	155,097	188,457	(17.7)%	(14.7)%
Selling, general and administrative expenses	53,893	53,602	0.5%	4.4%
Operating income	$70,371	$88,099	(20.1)%	(16.5)%
Revenue:
Television advertising revenues: We estimate television advertising spending in our markets decreased on average by 17% at constant rates in the six months ended June 30, 2020 as compared to the same period in 2019. Television advertising revenues decreased during the three and six months ended June 30, 2020, as compared to the same periods in 2019 as many advertisers reduced, postponed, or canceled their advertising campaigns in response to the economic uncertainty caused by governmental responses to the COVID-19 pandemic. See "Overview - Segment Performance" above for additional information on television advertising revenues for each of our operating segments.
Carriage fees and subscriptions: Carriage fees and subscriptions revenues during the three and six months ended June 30, 2020 grew approximately 11% at constant rates as compared to the same periods in 2019, primarily due to price increases in existing contracts as well as an increase in the number of subscribers. See "Overview - Segment Performance" above for additional information on carriage fees and subscription revenues for each of our operating segments.
Other revenues: Other revenues include primarily internet advertising revenues and revenues generated through the licensing of our own productions. Other revenues decreased during the three and six months ended June 30, 2020 as compared to the same periods in 2019, in connection with the economic uncertainty caused by the governmental responses to the COVID-19 pandemic.
Operating Expenses:
Content costs: Content costs (including production costs and amortization and impairment of program rights) decreased during the three and six months ended June 30, 2020, compared to the same periods in 2019 primarily due to the use of lower cost programming following the postponement of certain productions due to measures imposed to address the COVID-19 pandemic.
Other operating costs: Other operating costs (excluding content costs, depreciation of property, plant and equipment, amortization of broadcast licenses and other intangibles as well as selling, general and administrative expenses) decreased during the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to lower copyright fees in Romania and lower salaries and staff-related costs in the Czech Republic and the Slovak Republic. This decrease was partially offset by operating lease expense for production facilities that remained idle due to the governmental restrictions related to the COVID-19 pandemic and therefore were not capitalized into the cost of a program.

Index

At constant rates, other operating costs during the six months ended June 30, 2020, was in line with the same period in 2019.
Depreciation of property, plant and equipment: At constant rates, total depreciation of property, plant and equipment during the three and six months ended June 30, 2020 remained in line with the same periods in 2019.
Amortization of broadcast licenses and other intangibles: At constant rates, total amortization of broadcast licenses and other intangibles for the three and six months ended June 30, 2020 increased compared to the same periods in 2019 due to the amortization of software acquired in 2020 and 2019.
Selling, general and administrative expenses: Selling, general and administrative expenses decreased during the three months ended June 30, 2020 as compared to the same period in 2019 primarily due to costs incurred in 2019 as a result of the proposed Merger and due to lower salaries and staff-related costs. These decreases were partially offset by increases in our allowance for credit losses in the Czech Republic and Bulgaria.
For the six months ended June 30, 2020 the selling, general and administrative expenses increased compared to the same period in 2019 primarily due to an increase in our allowances for credit losses in the Czech Republic, Romania and Bulgaria as well as due to the 2019 reversal of a legal accrual in Romania and the release of bad debt in Romania and Bulgaria in 2019. The increase was partially offset by costs incurred in 2019 as a result of the proposed Merger and due to reductions in advertising, marketing and corporate salary and staff-related costs in 2020.
Non-cash stock-based compensation charges for the three and six months ended June 30, 2020 and 2019 were US$ 0.8 million and US$ 1.7 million and US$ 1.1 million and US$ 2.1 million, respectively. See Item 1, Note 16, "Stock-based Compensation".
Operating income: Operating income decreased during the three and six months ended June 30, 2020 as compared to the same periods in 2019 primarily due to the impact of the COVID-19 pandemic on our television advertising revenues.
Our operating margin, which is determined as operating income divided by net revenues, was 32.6% and 25.2% for the three and six months ended June 30, 2020, respectively, compared to 32.9% and 26.7% for the three and six months ended June 30, 2019 respectively.
Other income / (expense):

	For the Three Months Ended June 30, (US$ 000's)			For the Six Months Ended June 30, (US$ 000's)
	2020	2019	% Act	2020	2019	% Act
Interest expense	$(5,754)	$(7,735)	25.6%	$(12,349)	$(15,977)	22.7%
Other non-operating income / (expense):
Interest income	151	115	31.3%	293	267	9.7%
Foreign currency exchange gain / (loss), net	7	2,155	NM (1)	(6,335)	(922)	NM (1)
Change in fair value of derivatives	—	—	NM (1)	—	(36)	NM (1)
Loss on extinguishment of debt	—	(84)	NM (1)	—	(235)	NM (1)
Other income, net	170	51	233.3%	234	66	254.5%
Provision for income taxes	(7,646)	(10,886)	29.8%	(12,142)	(15,433)	21.3%
Net loss / (income) attributable to noncontrolling interests	77	(119)	NM (1)	148	(112)	NM (1)

(1)	Number is not meaningful.
Interest expense: Interest expense during the three and six months ended June 30, 2020 decreased compared to the same periods in 2019, primarily due to the partial repayment of the 2021 Euro Loan in 2019 as well as reduced borrowing costs following a reduction in our net leverage ratio as defined within the Reimbursement Agreement. See Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revaluation of intercompany loans	$338	$939	$(284)	$759
Transaction gains / (losses) on long-term debt and other financing arrangements	814	422	(76)	(305)
Transaction (losses) / gains on revaluation of monetary assets and liabilities	(1,145)	794	(5,975)	(1,376)
Foreign currency exchange gains / (losses), net	$7	$2,155	$(6,335)	$(922)
Change in fair value of derivatives: For the six months ended June 30, 2019, we recognized losses as a result of the partial settlement of our interest rate swaps in connection with the repayment of debt. We did not settle any portion of our interest rate swaps during the six months ended June 30, 2020.
Loss on extinguishment of debt: During the three and six months ended June 30, 2019, we recognized losses on extinguishment of debt related to partial repayments of the 2021 Euro Loan. We did not prepay any principal amounts of our Euro Loans during the three and six months ended June 30, 2020.
Other income, net: Our other income, net during the three and six months ended June 30, 2020 increased compared with the same period in 2019 primarily due to the sale of used company vehicles in Bulgaria.

Index

Provision for income taxes: The provision for income taxes for the three and six months ended June 30, 2020 was calculated using the discrete method and reflects income tax charges on profits in each of our operating segments and the impact of losses on which no tax benefit has been received.
The provision for income taxes for the three months ended June 30, 2019 reflects income taxes on profits in each of our segments and the impact of losses on which no tax benefit has been received.
Our operating subsidiaries are subject to income taxes at statutory rates of 10% in Bulgaria, 16% in Romania, 19% in the Czech Republic, 19% in Slovenia and 21% in the Slovak Republic.
Net loss / (income) attributable to noncontrolling interests: The results attributable to noncontrolling interests for the three and six months ended June 30, 2020 and 2019 relate to the noncontrolling interest share of our Bulgaria operations.
Other comprehensive (loss) / income:

	For the Three Months Ended June 30, (US$ 000's)			For the Six Months Ended June 30, (US$ 000's)
	2020	2019	% Act	2020	2019	% Act
Currency translation adjustment, net	$25,583	$17,002	NM (1)	$(35,466)	$1,159	NM (1)
Unrealized gain / (loss) on derivative instruments	122	(1,220)	NM (1)	342	(4,551)	NM (1)

(1)	Number is not meaningful.
Currency translation adjustment, net: The underlying equity value of our investments (which are denominated in the functional currency of the relevant entity) are converted into dollars at each balance sheet date, with any change in value of the underlying assets and liabilities being recorded as a currency translation adjustment to the balance sheet rather than net income / loss. Certain of our intercompany loans are denominated in currencies other than the functional currency of the lender and are considered to be of a long-term investment nature as the repayment of these loans is neither planned nor anticipated for the foreseeable future. The foreign exchange gains on the remeasurement of these intercompany loans to the lender's functional currency are treated in the same manner as currency translation adjustments. Other comprehensive (loss) / income due to currency translation adjustment, net comprised the following for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, (US$ 000's)			For the Six Months Ended June 30, (US$ 000's)
	2020	2019	% Act	2020	2019	% Act
Foreign exchange gain / (loss) on intercompany loans	$5,180	$2,868	NM (1)	$(12,894)	$2,256	NM (1)
Foreign exchange gain / (loss) on the Series B Preferred Shares	5,884	3,455	NM (1)	(866)	(1,651)	NM (1)
Currency translation adjustment	14,519	10,679	NM (1)	(21,706)	554	NM (1)
Currency translation adjustment, net	$25,583	$17,002	NM (1)	$(35,466)	$1,159	NM (1)

(1)	Number is not meaningful.

Index

The following charts depict the movement of the dollar versus the functional currencies of our operations, based on monthly closing rates, during the six months ended June 30, 2020 and 2019.
Percent Change During the Six Months Ended June 30, 2020
Percent Change During the Six Months Ended June 30, 2019
Unrealized gain / (loss) on derivative instruments: The unrealized gain / (loss) on derivatives is due to the portion of changes in the fair value of our interest rate swaps designated as cash flow hedges and recognized in other comprehensive income/ (loss). See Item 1, Note 11, "Financial Instruments and Fair Value Measurements".

Index

Condensed consolidated balance sheets as at June 30, 2020 and December 31, 2019:

	Condensed Consolidated Balance Sheet (US$ 000’s)
	June 30, 2020	December 31, 2019	% Act	% Lfl
Current assets	$340,895	$349,980	(2.6)%	(0.6)%
Non-current assets	1,121,647	1,097,882	2.2%	7.3%
Current liabilities	167,145	156,001	7.1%	12.3%
Non-current liabilities	677,200	680,273	(0.5)%	1.2%
Temporary equity	269,370	269,370	—%	—%
CME Ltd. shareholders’ equity	348,441	341,705	NM (1)	NM (1)
Noncontrolling interests in consolidated subsidiaries	386	513	(24.8)%	(27.9)%

(1)	Number is not meaningful.
Note: The analysis below is intended to highlight the key factors at constant rates that led to the movements from December 31, 2019 to June 30, 2020, excluding the impact of foreign currency translation.
Current assets: Current assets at June 30, 2020 decreased from December 31, 2019 primarily due to the adoption of new accounting guidance which no longer requires programming content to be classified as current based on its expected timing of usage as well as the impact of the COVID-19 pandemic and seasonality on sales.
Non-current assets: Non-current assets at June 30, 2020 increased from December 31, 2019 primarily due to the adoption of new accounting guidance as noted above, offset by depreciation and amortization of assets purchased or leased in both 2020 and 2019.
Current liabilities: Current liabilities at June 30, 2020 increased from December 31, 2019 primarily due to higher deferred revenue from customer prepayments and higher programming-related payables, offset by fewer production and fixed asset related payables and the payment of accrued bonuses related to 2019 performance.
Non-current liabilities: On a constant currency basis, non-current liabilities at June 30, 2020 remained in line with December 31, 2019. See Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".
Temporary equity: Temporary equity represents the accreted value of the Series B Preferred Shares.
CME Ltd. shareholders’ equity: The increase in shareholders' equity during the six months ended June 30, 2020 primarily reflects the impact of currency translation adjustment, offset by net income attributable to CME Ltd.
Noncontrolling interests in consolidated subsidiaries: Noncontrolling interests in consolidated subsidiaries represents the noncontrolling interest in Bulgaria.

Index

IV.    Liquidity and Capital Resources
IV (a)    Summary of Cash Flows
Cash and cash equivalents increased by US$ 139.5 million during the six months ended June 30, 2020. The change in cash and cash equivalents for the period presented below is summarized as follows:

	For the Six Months Ended June 30, (US$ 000's)
	2020	2019
Net cash generated from operating activities	$154,995	$140,280
Net cash used in investing activities	(8,658)	(8,266)
Net cash used in financing activities	(3,929)	(118,929)
Impact of exchange rate fluctuations on cash and cash equivalents	(2,935)	(477)
Net increase in cash and cash equivalents	$139,473	$12,608
Operating Activities
Net cash generated from operating activities increased during the six months ended June 30, 2020 when compared to the same period in 2019 primarily due to lower payments for own-produced programming and taxes. We paid cash interest (including Guarantee Fees) of US$ 10.5 million during the six months ended June 30, 2020 compared to US$ 14.0 million during the six months ended June 30, 2019.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 and 2019 primarily reflects capital expenditures for production-related facilities and equipment in Bulgaria, the Czech Republic and Romania.
Financing Activities
Net cash used in financing activities during the six months ended June 30, 2020 primarily reflects payments on our finance leases. Cash used in financing activities during the six months ended June 30, 2019 primarily reflects principal repayments on our obligations under the 2021 Euro Loan.
IV (b)    Sources and Uses of Cash
Our ongoing source of cash is primarily the receipt of payments from advertisers, advertising agencies and distributors of our television channels. As at June 30, 2020, we also had available the aggregate principal amount of US$ 75.0 million under the 2023 Revolving Credit Facility (see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements"). Surplus cash, after funding ongoing operations, may be remitted to us, where appropriate, by our subsidiaries in the form of debt interest payments, principal repayments, dividends, and other distributions and loans from our subsidiaries.
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
IV (c)    Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
Our future contractual obligations as at June 30, 2020 were as follows:

	Payments due by period (US$ 000’s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt – principal	$592,526	$—	$592,526	$—	$—
Long-term debt – interest	94,647	21,312	73,335	—	—
Unconditional purchase obligations	79,969	24,670	38,016	14,831	2,452
Operating lease obligations	13,421	3,831	5,004	2,823	1,763
Finance lease obligations	15,012	7,185	6,973	854	—
Other long-term obligations	25,170	11,296	11,202	2,672	—
Total contractual obligations	$820,745	$68,294	$727,056	$21,180	$4,215
Long-Term Debt
For more information on our long-term debt, see Item 1, Note 4, "Long-term Debt and Other Financing Arrangements". Interest payable on our long-term debt is calculated using interest rates and exchange rates in effect as at June 30, 2020.

Index

Unconditional Purchase Obligations
Unconditional purchase obligations primarily comprise future programming commitments. At June 30, 2020, we had commitments in respect of future programming of US$ 79.2 million. This includes signed contracts with license periods starting after June 30, 2020.
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
IV (d)    Cash Outlook
For the six months ended June 30, 2020, net cash generated from operating activities and unlevered free cash flow was US$ 155.0 million and US$ 157.1 million, respectively, compared to US$ 140.3 million and US$ 146.0 million, respectively, for the six months ended June 30, 2019 (See Section II, Overview). As at June 30, 2020, we had US$ 176.1 million in cash and cash equivalents and US$ 75.0 million of available aggregate principal amount under the 2023 Revolving Credit Facility. Our nearest debt maturity of EUR 60.3 million (US$ 67.6 million) is in November 2021.
As at June 30, 2020, our net leverage ratio was 2.4x which resulted in a weighted average all-in rate applicable to the Euro Loans and Guarantee Fees previously paid in kind of approximately 3.4%. In 2019, we repaid US$ 168.9 million of debt. As a result, we expect cash paid for interest and Guarantee Fees to decline in 2020 compared to 2019.
Our financial position and cash generation remains robust and we do not expect any near-term liquidity constraints. Cash flows during the first half of 2020 reflect a significant decline in payments for own-produced programming, including during the temporary suspension of productions between March and May 2020, as well as lower cash paid for taxes as we utilized national stimulus plans, such as provisions relating to delaying the payment of corporate income tax. While cash flow is normally lower in the second half of the year and we expect cash collections will be lower compared to 2019 from the year-on-year decline in second quarter net revenues, we are able to take steps to bolster our cash position, including through changes in programming and production, as well as the deferral of all non-essential capital expenditures and reductions in discretionary spending.
Credit ratings and future debt issuances
Our corporate credit is rated B1 by Moody's Investors Service with a stable outlook and B+ by Standard & Poor's, on watch with negative implications due to the proposed Merger. Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due, as well as the proposed Merger and the uncertainty around the magnitude and timing of the disruptions caused by the COVID-19 outbreak. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect the consideration placed by the rating agencies on the historically strong financial support from Warner Media. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity.
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
Foreign Exchange Forwards
We are exposed to movements in the exchange rates of USD to the functional currencies of our operating segments related to contractual payments under dollar-denominated agreements. To reduce this exposure, we may decide to enter into forward foreign exchange contracts. We had no such agreements outstanding during the period ending June 30, 2020.
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
June 30, 2020:

Expected Maturity Dates	2020	2021	2022	2023		2024	Thereafter
Long-term Debt (000's):
Variable rate (EUR)	—	60,335	—	468,800		—	—
Average interest rate (1)	—	1.28%	—	1.28%		—	—

Interest Rate Swaps (000's):
Variable to fixed (EUR)	—	529,135	—	468,800	(2)	—	—
Average pay rate	—	0.30%	—	0.97%		—	—
Average receive rate	—	—%	—	—%		—	—

(1)
As discussed in Item 1, Note 4, "Long-term Debt and Other Financing Arrangements", as consideration for Warner Media's guarantee of the Euro Loans, we pay Guarantee Fees to Warner Media based on the amounts outstanding on the Euro Loans, each calculated such that the all-in borrowing rate on the 2021 Euro Loan was 3.25% per annum and the all-in borrowing rate on the 2023 Euro Loan was 3.50% per annum as of June 30, 2020.

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

Foreign Currency Exchange Risk Management
We conduct business in a number of currencies other than our functional currencies. As a result, we are subject to foreign currency exchange rate risk due to the effects that foreign exchange rate movements of these currencies have on our costs and on the cash flows we receive from our subsidiaries. In limited instances we enter into forward foreign exchange contracts to minimize foreign currency exchange rate risk. At June 30, 2020, no forward foreign exchange contracts were outstanding.
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
Our co-Principal Executive Officers and our Principal Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020 and concluded that our disclosure controls and procedures were effective as of that date. There has been no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The ongoing COVID-19 pandemic and the measures taken to address the public health concerns associated with the pandemic have resulted in significant disruptions to business activity worldwide, volatility in the equity markets and credit markets, and uncertainty in the global economic outlook. Such measures have included travel restrictions and national border closings, restrictions on the conduct of non-essential business, closures of workplaces and schools, quarantines, shelter in place orders and social distancing orders. While governments in the countries in which we operate have taken steps to relax or lift a number of restrictions (including restrictions on the conduct of non-essential business, shelter in place orders, certain social distancing orders and certain travel restrictions and border controls), the imposition of these various measures has impacted our business and the continuation of such measures or the re-imposition of similar or stricter measures may further impact our business.
Restrictions implemented on business activity and uncertainty in the global economic outlook has caused advertisers to adjust their purchasing plans and reduce their spending on advertising and a deterioration in economic conditions globally or in the markets in which we operate may cause advertisers to further adjust purchases of advertising in the future. Risks related to changes in global or regional economic conditions are described in more detail below. Furthermore, uncertainty in the global or regional economic outlook may adversely affect our ability to develop information in order to prepare accurate financial forecasts.
In addition, restrictive measures imposed in the countries in which we operate as well as health-related concerns related to working conditions have had and may continue to have an impact on our day-to-day business operations, including the availability of people necessary to our operations, the deferral or suspension of certain productions, decisions regarding programming acquisitions and scheduling. While we are not anticipating any material impact to our internal ability to operate our business as a result of the COVID-19 pandemic, we may temporarily lose the services of employees or experience interruptions in the normal conduct of businesses or operation of our systems, which could lead to inefficiencies, interruptions in our regular operations and potential reputational harm.
Although we have undertaken a number of steps to mitigate the impact of the COVID-19 pandemic on our business, including a series of initiatives to control or reduce costs, such cost control measures are unlikely to completely offset declines in revenues. The extent to which COVID-19 impacts our business and financial position will depend on future developments, which are difficult to predict, including the ability of governmental authorities to contain the COVID-19 virus, the severity and scope of any future COVID-19 outbreaks as well as the types and scope of measures imposed by governmental authorities to contain future outbreaks of the virus or address its impact and the duration of those actions and measures. While governments in the countries in which we operate have relaxed or lifted a number of the restrictive measures, the measures that remain in place and the re-imposition of similar or more restrictive measures by governmental authorities to contain the COVID-19 virus or a prolonged period during which any such measures are kept in place would have an adverse impact on our business, financial position, results of operations and cash flows.
Changes in global or regional economic conditions may adversely affect our financial position and results of operations.
The results of our operations depend heavily on advertising revenue, and demand for advertising is affected by general economic conditions in the region and globally. While our markets have experienced overall growth in real GDP (as adjusted for inflation) and advertising spending over the last several years, it is unlikely those growth trends will continue in the immediate future, given the uncertain economic outlook globally and increased volatility in the equity markets and credit markets caused by the COVID-19 pandemic. While a number of governments and central banks have introduced fiscal and monetary measures in an effort to mitigate the economic impact of the COVID-19 pandemic and the governments in our markets have taken steps to relax or lift several restrictive measures, it is not yet possible to establish the impact of such steps. Recessions or periods of low or negative growth in the region or globally, including as a result of the COVID-19 pandemic, would cause a deterioration of general economic conditions in one or more of our markets, which would have an adverse impact on our advertising revenues and our financial position (including our leverage levels), results of operations and cash flows. Other factors that may affect general economic conditions in our markets include defaults by sovereigns or systemically important companies, austerity programs, the widespread use of tariffs and other protectionist trade policies, natural disasters, public health pandemics, acts of terrorism, civil or military conflicts or general political instability and responses to it, any of which may also reduce advertising spending. Any of these developments would have a significant negative effect on our financial position, results of operations and cash flows.

Index

The quantitative easing programs implemented by the European Central Bank ("ECB") and the stability mechanism may not provide adequate assistance to stabilize markets, which may adversely affect our financial position and results of operations.
In 2015 the ECB created funding and stability mechanisms to provide liquidity and financial assistance to Eurozone member states and financial institutions, including embarking on quantitative easing to address economic softness and a slowdown in growth of consumer prices in the Eurozone. The ECB’s quantitative easing program, which assisted economic growth, was recalibrated in January 2018. Although the ECB ended its original quantitative easing program at the end of December 2018, it resumed quantitative easing in November 2019 and in March 2020 authorized a new quantitative easing program with fewer restrictions than prior programs in response to the COVID-19 pandemic. In addition, European Union ("EU") leaders have agreed on a COVID-19 recovery fund of EUR 750 billion; the recovery fund, which must be approved by the European parliament , is to be comprised of grants, particularly for EU member states most affected by the pandemic, and loans. There can be no assurance that the stability mechanism in Europe, any quantitative easing program or the recovery fund, when adopted, will be sufficient to support economies in the European Union affected by the COVID-19 pandemic or will provide adequate liquidity or financial assistance to any affected financial institution or country, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to address these concerns. The failure of these programs to mitigate the impact of the COVID-19 pandemic on the markets and economies of Europe may result in periods of low or negative growth in the markets in which we operate as well as further adverse events, including the dissolution of the Euro or the departure of a country from the Euro, any of which would negatively impact our business, financial position and results of operations.
Our financial position and results of operations may be adversely affected as a result of the United Kingdom’s decision to end its membership in the European Union.
On January 31, 2020, the United Kingdom formally left the EU (generally referred to as “Brexit”); however, it remains in the single market and is subject to the EU’s rules and regulations during a transition period ending December 31, 2020. While it is expected that economic conditions in the EU will be impacted by Brexit, the impact on our business will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations during this transition period and on the ultimate manner and terms of the U.K.’s future relationship with the EU. Given the ongoing uncertainty over the final terms to be negotiated during the transition period, the overall economic impact of Brexit on the EU and the Euro continues to be difficult to estimate. Decisions to conserve cash and reduce spending by consumers and businesses in the United Kingdom would have a negative impact on economic growth rates in the United Kingdom and, to a lesser extent, in the EU, in particular those countries that are significant exporters to the United Kingdom. Furthermore, the departure of the United Kingdom from the EU may further affect the budgetary contributions and allocations among the EU member states in the medium term, including the countries in which we operate, which have historically been net recipients of EU funding. Economic uncertainty caused by Brexit or other instability in the EU following the end of the transition period could cause significant volatility in EU markets and reduce economic growth rates in the countries in which we operate, which would negatively impact the demand for advertising and consequently our financial position, results of operations and cash flows.
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
We have debt service obligations under the Euro Loans as well as the 2023 Revolving Credit Facility (when drawn), including the Guarantee Fees to Warner Media as consideration for its guarantees of the Euro Loans (collectively, the "WM Guarantees"). In addition, if our financial performance deteriorates, we may bear higher average borrowing costs on our senior debt and pay more interest and Guarantee Fees. As a result of our debt service obligations and covenants contained in the related loan agreements, we are restricted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn) in the manner in which our business is conducted, including but not limited to our ability to obtain additional debt financing to refinance existing indebtedness or to fund future working capital, capital expenditures, business opportunities or other corporate requirements, which may limit our flexibility in planning for, or reacting to, changes in our business, economic conditions or our industry. For additional information regarding the Reimbursement Agreement, the 2023 Revolving Credit Facility and the WM Guarantees, see Part I, Item 1, Note 4, "Long-term Debt and Other Financing Arrangements".

Index

We may be subject to changes in tax rates and exposure to additional tax liabilities.
We are subject to taxes in a number of jurisdictions, including in respect of our operations as well as capital transactions undertaken by us. We are subject to regular review and audit by tax authorities, and in the ordinary course of our business there are transactions and calculations where the ultimate tax determination is unknown. Significant judgment is required in determining our provision for taxes. The final determination of our tax liabilities resulting from tax audits, related proceedings or otherwise could be materially different from our tax provisions. Economic and political pressures to increase receipts in various jurisdictions may make taxation and tax rates subject to significant change and the satisfactory resolution of any tax disputes more difficult. The occurrence of any of these events could have a material adverse effect on our financial position, results of operations and cash flows.
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
Our reporting currency is the dollar and CME Ltd.'s functional currency is the Euro. Our consolidated revenues and costs are divided across a range of European currencies. Any strengthening of the dollar will have a negative impact on our reported revenues. Furthermore, fluctuations in exchange rates, which may be more volatile as a result of the COVID-19 pandemic, may negatively impact programming costs. While local programming is generally purchased in local currencies, we purchase a significant amount of foreign programming pursuant to dollar-denominated agreements. If the dollar appreciates against the functional currencies of our operating segments, the cost of acquiring such content would be adversely affected, which could have a material adverse effect on our results of operations and cash flows.
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
Moody’s Investors Service rates our corporate credit as B1 with a stable outlook. Standard & Poor’s rates our corporate credit B+ (on watch with negative implications due to the proposed Merger). Our ratings show each agency's opinion of our financial strength, operating performance and ability to meet our debt obligations as they become due, as well as the proposed Merger. These ratings take into account the particular emphasis the ratings agencies place on metrics such as leverage ratio and cash flow, which they use as measurements of a company's liquidity and financial strength. They also reflect the consideration placed by the ratings agencies on the historically strong financial support from Warner Media. We may be subject to downgrades if our operating performance deteriorates or we fail to maintain adequate levels of liquidity. In the event our corporate credit ratings are lowered by the rating agencies, we may not be able to refinance our existing indebtedness or raise new indebtedness that may be permitted under the Reimbursement Agreement and the 2023 Revolving Credit Facility (when drawn), and we will have to pay higher interest rates, all of which would have an adverse effect on our financial position, results of operations and cash flows.
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
Television programming is one of the most significant components of our operating costs. The ability of our programming to generate advertising revenues depends substantially on our ability to develop, produce or acquire programming that matches audience tastes and attracts high audience shares, which is difficult to predict. In that regard, we suspended all in-process productions of own-produced titles and deferred certain other productions in response to restrictive social distancing measures that were imposed earlier in the year in the countries in which we operate in response to the COVID-19 pandemic. Following the relaxation of social distancing measures, we have resumed production of local titles in each of our country operations and adjusted our procedures in order to do so in a safe manner. The resumption and continuation of all productions will depend on the timing and scope of the relaxation of these measures as well as the absence of a need to reimpose relevant restrictive measures in the future. The commercial success of a program depends on several tangible and intangible factors, including the impact of competing programs, the availability of alternate forms of entertainment and leisure time activities, our ability to anticipate and adapt to changes in consumer tastes and behavior, and general economic conditions. The cost of acquiring content attractive to our viewers, such as feature films and popular television series and formats, is likely to increase in the future. Our expenditures in respect of locally produced programming may also increase due to competition for talent and other resources, wage inflation, changes in audience tastes in our markets or from the implementation of any new laws and regulations mandating the broadcast of a greater number of locally produced programs. In addition, we typically acquire syndicated programming rights under multi-year commitments before knowing how such programming will perform in our markets. In the event any such programming does not attract adequate audience share, it may be necessary to increase our expenditures by investing in additional programming, subject to the availability of adequate financial resources, as well as to write down the value of any underperforming programming. Any material increase in content costs could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our revenue-generating operations are located in Central and Eastern Europe and we may be significantly affected by risks that may be different to those posed by investments in more developed markets. These risks include, but are not limited to, social and political instability, changes in local regulatory requirements (including restrictions on foreign ownership), arbitrary or biased regulatory or judicial practice, corruption and increased taxes, fines and other costs. The economic and political systems, legal and tax regimes, regulatory practices, standards of corporate governance and business practices of countries in this region continue to develop. Policies and practices may be subject to significant adjustments, including following changes in political leadership, as well as to the influence of commercial and governmental actors. This may result in inconsistent application of tax and legal regulations, arbitrary or biased treatment, and other general business risks as well as social or political instability or disruptions and the potential for political influence on the media. The relative level of development of our markets, the risk of corruption, and the influence of local commercial and governmental actors also present a potential for biased or unfair treatment of us before regulators or courts in the event of disputes. If such a dispute occurs, those regulators or courts may not act with integrity or may favor local interests over our interests. Other potential risks inherent in markets with evolving economic and political environments include exchange controls, higher taxes, tariffs, fines, penalties and other costs as well as longer payment cycles. Ultimately, the occurrence of any of these could have a material adverse impact on our business, financial position, results of operations and cash flows.
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
Piracy of our content poses significant challenges in our markets. Technological developments, including digital copying, file compressing, the use of international proxies and the growing penetration of high bandwidth internet connections, have made it easier to create, transmit and distribute high quality unauthorized copies of content in unprotected digital formats. Furthermore, there are a growing number of video-streaming sites, increasing the risk of online transmission of our content without consent. The proliferation of such sites broadcasting content pirated from us could result in a reduction of revenues that we receive from the legitimate distribution of our content, including through video-on-demand and other services. Protection of our intellectual property is in large part dependent on the manner in which applicable intellectual property laws in the countries in which we operate are construed and enforced. We seek to limit the threat of content piracy. However, detecting and policing the unauthorized use of our intellectual property is often difficult and remedies may be limited under applicable law. Steps we take may not prevent the infringement by third parties. There can be no assurance that our efforts to enforce our rights and protect our intellectual property will be successful in preventing piracy, which limits our ability to generate revenues from our content.
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
Through its wholly owned subsidiaries Warner Media and TW Investor, the aggregate beneficial ownership interest of AT&T in the Company is approximately 75.5%. In connection with the exercise of the warrants by Warner Media and TW Investor in April 2018, each of them issued standing proxies to the independent directors of the Company, pursuant to which it granted the independent directors the right to vote the 100,926,996 shares received on the exercise of those warrants (the “Warrant Shares”) on all matters other than at any meeting where the agenda includes a change in control transaction. In accordance with these proxies, the Warrant Shares will be voted in proportion to votes cast at such a meeting of the Company, excluding such Warrant Shares. This proxy arrangement will remain in effect until April 2021. After giving effect to its ownership of the Series A Preferred Share, AT&T has a 44.1% voting interest in the Company at any meeting where the Warrant Shares are voted pursuant to the standing proxies. Furthermore, AT&T has the right to appoint one less than the number required to constitute a majority of our board of directors, provided that AT&T continues to own not less than 40% of the voting power of the Company. As such, AT&T is in a position to exercise significant influence over the outcome of corporate actions requiring shareholder approval, such as the proposed Merger, the election of directors, amendments to our Bye-laws, or certain transactions, including transactions resulting in a change of control.
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

Index

Completion of the proposed Merger is subject to conditions, including the receipt of certain competition and other regulatory approvals, and if these conditions are not satisfied or waived or if the required approvals are not granted or are subject to conditions, completion of the proposed Merger may not occur.
Completion of the proposed Merger is subject to several conditions, including, but not limited to, the requisite vote of the Company's shareholders, the receipt of certain competition and other regulatory approvals, compliance with covenants and agreements in the Merger Agreement (subject to certain materiality qualifications), and the absence of any governmental order prohibiting completion of the proposed Merger, some of which are beyond our control. At a special general meeting of shareholders of the Company on February 27, 2020, more than 99% of the votes cast by shareholders were in favor of approving the Merger. We cannot predict with certainty whether and when all of the other conditions will be satisfied or waived, which may prevent, delay or otherwise adversely affect the completion of the proposed Merger in a material way. In addition, Parent’s obligation to complete the proposed Merger is subject to the receipt of certain regulatory approvals without the requirement that Parent agree to take any action or commit to any condition or restriction necessary to secure such approval that would constitute a “burdensome condition” as defined in the Merger Agreement. There can be no assurance that regulators will not seek to impose conditions, terms, obligations or restrictions that would constitute burdensome conditions or that such conditions, terms, obligations or restrictions would not result in the termination of the Merger Agreement.
The failure to complete the proposed Merger within the expected time frame or at all could adversely affect our business, financial condition, results of operations, liquidity and the price of our Class A common stock.
If the proposed Merger is not completed by October 27, 2020, which date may be extended to January 27, 2021, by CME or Parent under certain circumstances if the receipt of certain competition and other regulatory approvals is not satisfied by October 27, 2020, CME or Parent may choose not to proceed with the proposed Merger. Each of CME and Parent may also elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated, CME may be required to pay to Parent a termination fee of $50 million. The termination of the Merger Agreement may also result in the share price of our Class A common stock declining. Additionally, we have already incurred, and we expect to continue to incur, significant costs in connection with the proposed Merger for which we will receive little or no benefit if the completion of the proposed Merger does not occur. In the event the proposed Merger is not completed, CME could also be subject to litigation related to any failure to complete the proposed Merger.
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

Central European Media Enterprises Ltd.
Date:	July 21, 2020	/s/ David Sturgeon David Sturgeon Executive Vice President and Chief Financial Officer Principal Financial Officer and Principal Accounting Officer